Form 10-Q
period 1995-09-30
CAROLINA FIRST BANCSHARES INC
filed 1995-11-08
CIK 846465

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q
(Mark One)
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE --------- SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                               ------------------

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE --------- SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              ------------    --------------

                       COMMISSION FILE NUMBER 0-17939
                                              -------

                       CAROLINA FIRST BANCSHARES, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

        NORTH CAROLINA                                           56-165582
        --------------                                           ---------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

402 East Main Street
Lincolnton, North Carolina                                         28092
--------------------------                                         -----
(Address of principal executive office)                          (Zip Code)

                                704-732-2222
                                ------------
            (Registrant's telephone number, including area code)

                                     N/A
                                     ---
            (Former name, former address, and former fiscal year,
                        if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes     X               No
                          -----                  -----

                1,556,294 SHARES OF COMMON STOCK, PAR VALUE $2.50
                PER SHARE, OUTSTANDING AS OF NOVEMBER 6, 1995
                                             ----------------

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES


INDEX                                                                                PAGE
-----                                                                                ----
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

         Consolidated Balance Sheets - September 30, 1995
         and December 31, 1994                                                         3

         Consolidated Statements of Operations -
         Nine Months and Three Months Ended September 30, 1995
         and 1994                                                                      4

         Consolidated Statements of Changes in
         Shareholders' Equity - Nine Months Ended
         September 30, 1995 and 1994                                                   5

         Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 1995 and 1994                                 6

         Notes to Consolidated Financial Statements                                    7

Item 2.          Management's Discussion and Analysis
                 of Financial Condition and Results of Operations                  8 - 13

PART II.         OTHER INFORMATION                                                     14

Signatures                                                                             15

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
--------------------------------------------------------
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------




                                                            SEPTEMBER 30      DECEMBER 31,
                                                            ------------      ------------
                                                                1995              1994
                                                            ------------      ------------
Assets:
Cash and due from banks                                     $ 11,676,569      $ 10,576,564
Federal funds sold                                             7,458,239           950,000
                                                            ------------      ------------
  Total cash and cash equivalents                             19,134,808        11,526,564

Investment securities (market value $54,730,102
  in 1995 and $50,916,612 in 1994)                            53,962,615        51,670,001
Securities available for sale (cost of $24,604,587 in
   1995 and $18,855,290 in 1994)                              24,502,694        18,073,981
Loans, net of unearned income ( $311,830 in 1995 and
   $299,472 in 1994)                                         247,876,594       223,999,059
  Allowance for loan losses                                   (3,420,944)       (3,158,168)
                                                            ------------      ------------
  Loans, net                                                 244,455,650       220,840,891

Premises and equipment, net                                    8,629,461         8,174,108
Other real estate owned                                          823,295         1,017,020
Other assets                                                   7,183,511         7,302,445
                                                            ------------      ------------
Total Assets                                                $358,692,034      $318,605,010

Liabilities and Shareholders' Equity
Deposits:
   Demand                                                   $ 26,630,814      $ 25,303,176
   Interest bearing demand accounts                           78,794,027        74,582,598
   Savings                                                    42,768,892        42,516,535
   Time, $100,000 and over                                    28,783,242        19,859,638
   Other time                                                148,415,759       130,359,329
                                                            ------------      ------------
   Total deposits                                            325,392,734       292,621,276
Other liabilities                                              3,197,631         2,094,896
                                                            ------------      ------------
Total Liabilities                                            328,590,365       294,716,172

Shareholders' Equity:
  Common stock, $2.50 par value;
   authorized --- 5,000,000 shares;
    issued and outstanding - 1,555,892 shares in
   1995, and 1,402,028 shares in 1994                          3,889,730         3,505,070
  Additional paid-in capital                                  15,508,483        12,661,483
  Retained earnings                                           10,781,277         8,231,596
  Net unrealized loss on available for sale securities           (77,821)         (509,311)
                                                            ------------      ------------
  Total Shareholders' Equity                                  30,101,669        23,888,838
Commitments and Contingent Liabilities                           -----             -----
Total Liabilities and Shareholders' Equity                  $358,692,034      $318,605,010
                                                            ============      ============

Book Value Per Share                                        $      19.35      $      16.23
                                                            ============      ============

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
--------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------



                                                Quarter Ended              Nine Months Ended
                                                 September 30,               September 30,
                                            -----------------------    -------------------------
                                               1995         1994           1995          1994
                                            ----------   ----------    -----------   -----------
Interest Income:
Interest and fees on loans                  $6,027,641   $4,869,515    $17,104,962   $13,682,667
Interest and dividends on securities:
    Taxable income                             964,079      927,614      2,820,434     2,804,276
     Non-taxable income                        177,413      190,438        538,444       567,022
Interest on federal funds sold                  97,452       21,695        210,092        90,270
                                            ----------   ----------    -----------   -----------
   Total interest income                     7,266,585    6,009,262     20,673,932    17,144,235

Interest Expense:
Interest on deposits                         3,345,282    2,442,126      9,242,273     7,100,271
Interest on notes payable                        2,553       16,466         41,019        30,726
                                            ----------   ----------    -----------   -----------
   Total interest expense                    3,347,835    2,458,592      9,283,292     7,130,997
                                            ----------   ----------    -----------   -----------

Net Interest Income                          3,918,750    3,550,670     11,390,640    10,013,238
Provision for Loan Losses                      180,000      160,683        490,200       533,303
                                            ----------   ----------    -----------   -----------

Net Credit Income                            3,738,750    3,389,987     10,900,440     9,479,935

Other Income:
Charges on deposit accounts                    438,967      397,352      1,235,585     1,137,841
Insurance commissions                          230,086      208,394        694,554       658,822
Other service fees and commissions             112,566       73,553        289,899       210,694
Mortgage banking income                         94,549       59,631        280,784       228,863
Securities gains, net                              893       (1,750)           893        31,043
Other income                                   492,741      249,329        796,298       522,447
                                            ----------   ----------    -----------   -----------
   Total other income                        1,369,802      986,509      3,298,013     2,789,710

Operating Expenses:
Salaries and benefits                        1,750,851    1,629,794      5,043,697     4,602,196
Occupancy and equipment                        362,038      307,612      1,068,566       929,356
Federal and other insurance premiums            51,732      181,284        412,356       531,547
Office supplies                                 97,698       67,249        279,375       241,797
Data processing                                100,029       97,559        297,542       285,967
Other expenses                               1,048,472      647,663      2,524,639     2,019,646
                                            ----------   ----------    -----------   -----------
   Total operating expenses                  3,410,820    2,931,161      9,626,175     8,610,509
                                            ----------   ----------    -----------   -----------

Income Before Income Taxes                   1,697,732    1,445,335      4,572,278     3,659,136
Income Taxes                                   611,031      489,597      1,542,922     1,126,952
                                            ----------   ----------    -----------   -----------

Net income                                  $1,086,701   $  955,738    $ 3,029,356   $ 2,532,184
                                            ==========   ==========    ===========   ===========

Net Income Per Common Share                 $     0.69   $     0.68    $      2.05   $      1.80
                                            ==========   ==========    ===========   ===========

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
-----------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
-----------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994 (UNAUDITED)
-----------------------------------------------------------------




                                             COMMON STOCK       ADDITIONAL
                                                                 PAID-IN      RETAINED    VALUATION     SHAREHOLDERS'
                                          SHARES     AMOUNT      CAPITAL      EARNINGS     RESERVE         EQUITY
                                        ---------  ----------  -----------  -----------   ---------     -----------
BALANCE, DECEMBER 31, 1993              1,333,324  $3,333,310  $11,529,198  $ 6,752,537   $       0     $21,615,045

NET UNREALIZED LOSS ON
  SECURITIES AVAILABLE
  FOR SALE                                                                                 (466,985)       (466,985)

ISSUANCE OF STOCK                           2,907       7,268       39,958                                   47,226

EXERCISE OF STOCK OPTIONS                   4,728      11,806       15,500                                   27,306

RETIREMENT OF STOCK                        (4,896)    (12,238)     (72,549)                                 (84,787)

NET INCOME                                                                    2,532,184                   2,532,184

DIVIDENDS PAID                                                                 (400,576)                   (400,576)
                                        ---------  ----------  -----------  -----------   ---------     -----------

BALANCE, SEPTEMBER 30, 1994             1,336,063   3,340,146   11,512,107    8,884,145    (466,985)     23,269,413



BALANCE, DECEMBER 31, 1994              1,402,028   3,505,070   12,661,483    8,231,596    (509,311)     23,888,838

ISSUANCE OF STOCK                         150,000     375,000    2,787,088                                3,162,088

EXERCISE OF STOCK OPTIONS                   1,668       4,170       15,140                                   19,310

CASH DIVIDEND ($.11 PER SHARE)                                                 (421,940)                   (421,940)

RETIREMENT OF STOCK                           370        (925)      (6,548)                                  (7,473)

DIVIDEND REINVESTMENT PLAN                  2,566       6,415       51,320      (57,735)                          0

INCREASE IN NET UNREALIZED GAIN
  ON SECURITIES AVAILABLE FOR SALE                                                          431,490         431,490

NET INCOME                                                                    3,029,356                   3,029,356
                                        ---------  ----------  -----------  -----------   ---------     -----------

BALANCE, SEPTEMBER 30, 1995             1,555,892  $3,889,730  $15,508,483  $10,781,277   $ (77,821)    $30,101,669
                                        =========  ==========  ===========  ===========   =========     ===========

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
-----------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994 (UNAUDITED)
-----------------------------------------------------------------

                                                                                September 30,  September 30,
                                                                                ------------   ------------
                                                                                    1995           1994
                                                                                ------------   ------------
OPERATING ACTIVITIES:
Net Income                                                                      $  3,029,356     $2,532,184
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                                    653,331        528,724
    Accretion and amortization of securities discounts
      and premiums, net                                                              184,397        207,360
    Provision for loan losses                                                        490,200        533,303
    Deferred taxes (benefit)                                                         661,109        521,985
    Losses on sales of securities available for sale                                -----             4,723
    Gains on calls and maturities of securities held to maturity                        (894)       (33,426)
    Losses (gains) on sales of equipment, net                                            381         (1,267)
    Gains on sales of real estate, net                                              (131,270)      (116,120)
    Federal Home Loan Bank stock dividend                                            (58,678)       (53,504)
    Increase in other assets                                                        (609,865)      (104,346)
    Increase (decrease) in other liabilities                                       1,116,112        159,371
                                                                                ------------   ------------
       Net cash provided by operating activities                                   5,334,179      4,178,987
                                                                                ------------   ------------

INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale                          5,571,613      3,530,085
Proceeds from sales of securities available for sale                                -----         2,000,000
Purchases of securities available for sale                                       (11,553,456)   (10,725,751)
Proceeds from calls and maturities of securities held to maturity                  8,461,038     10,036,816
Purchases of securities held to maturity                                         (10,893,857)    (5,373,294)
Purchases and maturities of certificates of deposit, net                           -----            727,555
Originations of loans, net                                                       (24,242,298)   (17,033,841)
Proceeds from sale of real estate                                                    411,345        500,086
Capital improvements to real estate                                                   (2,488)        (5,625)
(Increase) decrease in investment in joint ventures                                   28,307        158,258
Proceeds from sales of premises and equipment                                             60      -----
Capital expenditures                                                              (1,016,265)      (134,286)
                                                                                ------------   ------------
     Net cash used in investing activities                                       (33,236,001)   (16,319,997)
                                                                                ------------   ------------

FINANCING ACTIVITIES:
Increase (decrease) in time deposits, net                                         26,980,034     (2,951,862)
Increase in other deposits, net                                                    5,791,424     12,336,037
Repayment of notes payable                                                           (13,377)       (12,715)
Repurchase of stock                                                                   (7,473)       (84,787)
Payment of cash dividends and fractional shares                                     (421,940)      (400,576)
Issuance of stock                                                                  3,181,398         74,532
                                                                                ------------   ------------
     Net cash provided by financing activities                                    35,510,066      8,960,629
                                                                                ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               7,608,244     (3,180,381)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      11,526,564     14,840,375

                                                                                ------------   ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                          $ 19,134,808   $ 11,659,994
                                                                                ============   ============

Supplemental disclosures of cash flow information:
     Interest paid                                                              $  8,891,732   $  7,129,636
     Income taxes paid                                                             1,235,000      1,205,899

Supplemental disclosure on noncash investing and financing activities:
     Decrease in net unrealized loss                                                 (77,821)      (466,985)
     Assets transferred to other real estate                                         137,339         35,400
     Transferred from investment securities to securities available for sale        -----          -----
                                                                                ============   ============

Disclosure of accounting policy:
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, due from banks and federal funds sold.

See accompanying notes to consolidated financial statements.

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Carolina First BancShares, Inc. and Subsidiary Companies as of September 30, 1995 and December 31, 1994 the results of operations for the nine-month and three-month periods ended September 30, 1995 and 1994, and cash flows for the nine-month periods ended September 30, 1995 and 1994.

The accounting policies followed by the Company are set forth in Note 1 to the Company's audited financial statements for the year ended December 31, 1994.

2. The consolidated financial statements include the accounts of the holding company, and its wholly owned subsidiaries, Cabarrus Bank of North Carolina, ("Cabarrus Bank"), and Lincoln Bank of North Carolina, ("Lincoln Bank"). The financial statements of Lincoln Bank also include its wholly owned subsidiary, North State Insurance Agency, Inc. Cabarrus Bank also has a wholly-owned subsidiary, Cabco, Inc. Jointly, Lincoln Bank and Cabarrus Bank own a mortgage company, Carolina First Mortgage Corporation and a financial services company, Carolina First Financial Services Corporation. All significant intercompany items and transactions have been eliminated in consolidation.

3. The results of operations for the nine-month and three-month periods ended September 30, 1995 and 1994, are not necessarily indicative of the results that might be expected for the full year ending December 31, 1995 and 1994.

4. The Company's Board of Directors declared a 5% stock dividend payable November 29, 1994. The market value of the common stock at November 29, 1994 was $19.50. Earnings per share for the periods presented have been computed after giving retroactive effect to the stock dividend.

5. On April 26, 1994, the Company established a new subsidiary, Carolina First Financial Services Corporation, whose primary business activity is expected to consist of the retail sale of annuities and mutual funds.

                                     Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

The following discussion and analysis sets forth the major factors which affected the Company's results of operations and financial condition reflected in the unaudited financial statements for the nine-month and three-month periods ended September 30, 1995 and 1994.

General

Net income for the quarter ended September 30, 1995, was $1,086,701, or $ .69 per share, compared to income of $995,738, or $ .68 per share, for the same period in 1994.

During June, 1995, the Company sold 150,000 shares of newly issued common stock on a best efforts basis. The stock was sold for $22.50 per share and generated in excess of $3.1 million of capital.

The Company invested approximately 16.73% in First Gaston Bank of North Carolina, ("First Gaston") in Gastonia, North Carolina in November 1994. The Company and its subsidiary, Lincoln Bank, are providing, at market rates, data and item processing services, operational support services, accounting services, audit and loan rating and reporting services, compliance services and marketing services.

Net Interest Income/Margins

Net interest income of $11,390,640 during the first nine-months of 1995 resulted from a net interest margin of 4.66% on average earning assets of $308.2 million. This compares with a net interest margin of 4.58% on average earning assets of $282.3 million generating net interest income of $10,013,238 for the same period in 1994. Interest rates began to increase during the first quarter of 1994, and have continued to rise through the first quarter of 1995. Interest rates stabilized during the second quarter and decreased just after the end of the second quarter. Each decrease in the prime lending rate initially decreases the Company's net interest income since a large number of loans are tied to the prime lending rate and are directly and immediately effected. However, with the passage of time, interest sensitive liabilities will decrease and the Company's interest margins should stabilize. The increase in loan demand experienced by most financial institutions positively affects the net interest margin and is an indicator of the continued expanding local economy. The increase in net interest income consists of an increase of $129,000 relative to rate and an increase of $1,247,000 relative to volume.

Management reviews asset/liability volumes and rates on a weekly basis. As Carolina First's loans have continued to grow, the funds have been obtained primarily through customer deposits. Deposit and loan rates are adjusted as market conditions and Company needs allow.

Analysis of average balances and interest rates for the nine months ended September 30, 1995 and 1994, is presented on pages 12 and 13 of this report. Such analysis is presented on a fully-taxable equivalent basis at the federal statutory rate of 34%.

Loan Loss Allowance/Provision

The allowance for loan losses represents management's determination as to an adequate amount in relation to the risk of future losses inherent in the loan portfolio. In evaluating the allowance and its adequacy, management considers the bank's loan loss experience, the amount of past due and non-performing loans, current and anticipated economic conditions and other appropriate information. While it is the Company's policy to charge-off in the current period the loans in which a loss is considered probable, there are additional risks for future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks are continually changing in response to facts beyond the control of the Company, such as the state of the economy, management's judgment as to the adequacy of the provision is approximate and imprecise. It is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as methodology used to calculate the allowance for loan losses and the size of the loan loss allowance in comparison to a group of peer banks identified by the regulatory agencies.

In assessing the adequacy of the allowance, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken to both ascertain whether there are probable losses which must be charged-off and to assess the risk characteristics of the portfolio in the aggregate. This review considers the judgments of management, and also those of bank regulatory agencies that review the loan portfolio as part of their regular bank examination process.

There are no loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that the Company reasonably expects will materially impact future operating results, liquidity, or capital resources. The Company has no concentrations or credit risks by type of credit or industry group within its loan or investment portfolio.

On a monthly basis, Carolina First reviews the adequacy of its allowance for loan losses. The loan review staff prepares a listing of loans believed to be deserving of a closer review by management. These loans are rated as to the presumed collectibility, and a statistical loss factor is assigned to each category of loans that directly relates to the associated risk. In addition to these specific allowances, an additional component of the allowance is computed by applying a factor based on historical loss experience to all loans by type that are not listed on the above referenced schedule. Finally, an additional factor is assigned to the entire portfolio to cover unexpected losses from any borrower that may not be identified. This final component reflects the economic conditions of the market areas served. These factors are multiplied by the balances in each category and totaled to determine the required allowance for loan losses. The actual allowance for loan losses (after charge-offs) is compared with the required level to determine if an additional provision should be made in the current period. The allowance for loan losses was $3,420,944 or 1.38% of outstanding loans, at September 30, 1995 and $3,158,168 or 1.41% of outstanding loans, at December 31, 1994.

The provision for loan losses charged to operations during the first nine months was $490,200 in 1995 and $533,303 in 1994. Charge-offs, net of recoveries, were $227,239 or .09% of average loans outstanding, during the nine months ended September 30, 1995, as compared to $32,000 or .01% of average loans outstanding, during the same period in 1994. The ratio of non-accrual loans to total loans was .24% at September 30, 1995, .25% at December 31, 1994, and .31% at September 30, 1994. Management believes that reserves and asset values are adequate to facilitate the timely disposition of these assets.

Net Non-Interest Income

Non-interest income increased 18.22% for the first nine months of 1995 and 38.85% for the third quarter as compared to the same period a year earlier. This increase is primarily the result of the sale of real estate and the growth of the Company's credit card department and trust operations. These operations were begun during 1993 in an effort to increase non-interest income. The Company expects this income to increase as these departments continue to grow.

Non-interest expense increased $1,015,666 or 11.80%, for the nine-month period ended September 30, 1995, as compared to the same period a year earlier. The increase is a result of the general growth in business volume and the related increase in salaries and employee benefits (resulting from a larger number of employees). Conversely, cost control measures and a central purchasing function have shown to be beneficial as office supplies decreased from the cost a year ago. The FDIC has adopted a proposal that assesses deposit insurance premiums based on an institution's capital level and supervisory evaluation. Carolina First member banks have paid the lowest assessment level of .23% per $100 of insured deposits and the Company is expected to benefit from any premium reductions that may be forth coming. The amount of the benefit is dependent on the level of reductions the Bank Insurance Fund and/or the Savings Insurance Fund. During the third quarter, the FDIC announced that the bank insurance fund (BIF) reached the required level of funding. Accordingly, the deposit premium assessed "well capitalized" commercial banks has been reduced by 82.6% going forward and a rebate of excess premiums paid since June 1, 1995 was distributed in September. Lincoln Bank received a rebate of approximately $130,000; however, Cabarrus Bank is a member of the savings association insurance fund (SAIF) which received no such rebate. Because the SAIF fund has not reached the desired funding level and is not expected to do so for some time, Congress is debating a one time assessment for all SAIF members during the first quarter of 1996 to equalize the assessment level among financial institutions. Should this occur, the amount of the assessment will significantly impact first quarter's earnings; however, quarterly earnings going forward will improve due to reduced premiums for SAIF members.

Financial Condition

The Company's total assets at September 30, 1995 and 1994, were $358,692,034, and $312,442,842, respectively, and $318,605,010 at December 31, 1994. Average earning assets for the first nine months of 1995 were $308,169,000 versus $282,335,000 for the same period a year earlier, an increase of 9.15%. This growth is the result of the strong local economy and the Company's continued expansion of its customer base and market share.

Average loans of $229,964,000 represented 74.62% of average earning assets during the first nine months of 1995. During the same period in 1994, average loans totaled $203,173,000, or 71.96% of average earning assets. However, gross loans increased to $247,876,594 at September 30, 1995, a 10.66% increase over loans at December 31, 1994. It is anticipated that general loan growth will continue to mirror the economy generally, although higher interest rates may dampen the rate of growth.

Securities averaged $73,488,000 during the nine months ended September 30, 1995 versus $76,494,000 for the same period a year ago. The securities portfolio represented 23.85% of earning assets at September 30, 1995 and 27.09% at September 30, 1994. At September 30, 1995, the securities portfolio had unrealized losses of approximately $77,821. No losses or gains were realized during the first three quarters of 1995. Securities held to maturity with a carrying value of approximately $44.7 million were scheduled to mature within the next five years. Of this amount, $13.0 million were scheduled to mature within one year. Securities available for sale with a carrying value of $23.3 million were scheduled to mature within the next five years. Of this amount, $10.8 million were scheduled to mature within one year. The Company currently has the ability and intent to hold its investment securities to maturity. Certain debt securities are designated by management as held for sale and are carried at the lower of cost or market because management may sell them before they mature.

Average interest bearing liabilities rose 7.83%, to $280,892,000 in the first nine months of 1995, from an average of $260,500,000 in the first nine months of 1994. Total deposits increased 13.27% from September 30, 1995 to September 30, 1994, and 11.20% from December 31, 1994 to September 30, 1995.

The Company continues to maintain capital ratios in excess of regulatory minimum requirements. The current capital standards call for a minimum total capital of 8% of risk-adjusted assets, including 4% Tier I capital, and a minimum leverage ratio of Tier I capital to total tangible assets of at least 4-5%. At September 30, 1995, the Company's ratio of total Tier I capital to total assets, adjusted for the loans loss allowance and intangibles, was 8.89% and the Company's ratio of total capital to risk-adjusted assets was 13.80% which includes 12.60% Tier I capital.

Liquidity

The liquidity position of the Company's subsidiaries, Lincoln Bank ("Lincoln") and Cabarrus Bank of North Carolina ("Cabarrus"), is primarily dependent upon their need to respond to withdrawals from deposit accounts and upon the liquidity of their assets. Primary liquidity sources include cash and due from banks, federal funds sold, short-term investment securities and loan repayments. At September 30, 1995, Lincoln Bank had a liquidity ratio of 29.70% and Cabarrus had a liquidity ratio of 23.45%. Management believes the liquidity sources are adequate to meet operating needs. Except as discussed above, there are no known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.

CAROLINA FIRST BANCSHARES, INC.
--------------------------------------
AVERAGE BALANCE SHEET AS SEPTEMBER 30,
--------------------------------------
(In Thousands)


                                                    1995                          1994
                                                   -------                       -------

                                                  INTEREST                       Interest
                                        AVERAGE    INCOME/   AVERAGE   Average   Income/  Average
                                        BALANCE    EXPENSE     RATE    Balance   Expense   Rate
                                        -------    -------     ----    -------   -------   -----
Assets

Taxable securities                      $ 63,064   $ 2,820      5.96%  $ 65,841  $ 2,805    5.68%
Non-taxable securities                    10,424       538     10.43%    10,653      567   10.75%
Federal funds sold and securities
   purchased with agreements to
   resell                                  4,717       210      5.94%     2,668       90    4.50%
Loans                                    229,964    17,105      9.92%   203,173   13,683    8.98%
                                        --------   -------             --------  -------

   Interest earning assets               308,169    20,673      9.06%   282,335   17,145    8.23%
                                                   -------     -----             -------   -----

Cash and due from banks                 $ 10,613                          9,315
Other assets                              16,125                         14,393
                                        --------                       --------

Total assets                            $334,907                       $306,043
                                        ========                       ========


Liabilities and Shareholders' Equity

Interest bearing deposits
  Demand                                $ 76,418   $ 1,579      2.76%  $ 70,988  $ 1,223    2.30%
  Savings                                 41,396       923      2.97%    39,807      852    2.85%
  Time                                   162,381     6,740      5.53%   148,880    5,025    4.50%
Other borrowings                             697        41      7.84%       825       31    5.01%
                                        --------   -------             --------  -------

   Interest bearing liabilities          280,892     9,283      4.41%   260,500    7,131    3.65%
                                        --------   -------     -----   --------  -------   -----

Other liabilities                         28,108                         23,045
Shareholders' equity                      25,907                         22,498
                                        --------                       --------


Total liabilities and shareholders'
   equity                               $334,907                       $306,043
                                        ========                       ========

Interest rate spread                                            4.66%                       4.58%
                                                               =====                       =====


Net interest earned and net
   yield on earning assets                         $11,390      4.92%            $10,014    4.72%
                                                   =======     =====             =======   =====

CAROLINA FIRST BANCSHARES, INC.
-------------------------------
RATE / VOLUME ANALYSIS
-------------------------------
FOR THE PERIOD ENDED SEPTEMBER 30, 1995 AND 1994
------------------------------------------------
(In Thousands)





                                              Increase/(Decrease)
                                                    due to
                                      1994     Volume     Rate      1995
                                     Inc/exp                      Inc/exp
                                     ------------------------------------
Interest Income:

  Loans                              13,683     1,993     1,429    17,105
  Securities - tax - exempt             567       (12)      (17)      538
  Securities - taxable                2,805      (124)      139     2,820
  Federal funds sold                     90        91        29       210
                                     ------     -----     -----    ------

    Total Interest Income            17,145     1,948     1,580    20,673


Interest Expense:
  Interest Bearing Demand             1,223       112       244     1,579
  Savings                               852        35        36       923
  Time                                5,025       560     1,155     6,740
  Other Borrowings                       31        (8)       18        41
                                     ------     -----     -----    ------

    Total Interest Expense            7,131       700     1,452     9,283
                                     ------     -----     -----    ------

    Net Interest Income              10,014     1,247       129    11,390
                                     ======     =====     =====    ======

PART II - OTHER INFORMATION


Item
   1 - Legal Proceedings                           None
   2 - Changes in Securities                       None
   3 - Defaults upon Senior Securities             None
   4 - Submission of Matters to a Vote of
       Security Holders                            None
   5 - Other Information                           None
   6 - Exhibits and Reports on Form 8-K
         (a)  Exhibits: 27 - Financial Data Schedule (SEC Use Only)
         (b)  Reports on Form 8-K

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         CAROLINA FIRST BANCSHARES, INC.
                                         -------------------------------
                                                   (Registrant)



Date:  November 6, 1995                  By:       /s/ James E. Burt, III
     ---------------------------             ----------------------------------
                                         James E. Burt, III
                                         President



Date:  November 6, 1995                  By:       /s/ Jan H. Hollar
     ---------------------------             ----------------------------------
                                         Jan H. Hollar
                                         Principal Accounting Officer