Form 10-K
period 1995-12-31
CAROLINA FIRST BANCSHARES INC
filed 1996-03-29
CIK 846465

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20552

                                  FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934



           For the Fiscal Year Ended
                December 31, 1995           Commission File: 0-17939
                                                             -------


                        CAROLINA FIRST BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)




  North Carolina                                                    56-1655882
  --------------                                                --------------
  (State or other jurisdiction of                             (I.R.S. Employer
  incorporated or organization)                            Identification No.)

  402 East Main Street, Lincolnton, N.C.                   28093
  --------------------------------------                   -----
      (Address of principal executive office)                (Zip Code)


Registrant's telephone number, including area code:  (704) 732-2222
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $2.50 per share
                   ---------------------------------------

     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X   NO
                                                ---     ---

     The aggregate market value of the common stock held by non-affiliates of registrant as of March 7, 1996: $41,680,579 based on the last sale price on March 7, 1996, using beneficial ownership of stock rules adopted pursuant to
Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by directors and certain executive officers, some of whom may not be held to be affiliates upon judicial determination.

     As of March 15, 1996, there were issued and outstanding 1,635,220 shares of the registrant's $2.50 par value common stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the 1995 Annual Report to Shareholders for the year ended December 31, 1995 (Part II, Item 5, 6, 7 and 8; Part IV, Item 14)

     2. Portions of the definitive Proxy Statement, dated March 20, 1996 for the Annual Meeting of Shareholders to be held on April 16, 1996, filed with the Securities and Exchange Commission pursuant to Regulation 14A (Part III, Items 10, 11, 12, and 13).


                       FORM 10-K CROSS-REFERENCE INDEX

                                                                                         PAGES OF
                                                                             PAGE       1995 ANNUAL
                                                                           OF 10-K        REPORT
                                                                           -------      ------------
Part I


         Item 1.  Business                                                     I-1           --

         Item 2.  Properties                                                   I-12          --

         Item 3.  Legal Proceedings                                            I-12          --

         Item 4.  Submission of Matters to a Vote of Security Holders          I-12          --

Part II

         Item 5.  Market for Registrant's Common Equity  and Related
                  Stockholder Matters                                          II-1          36

         Item 6.  Selected Financial Information                               II-1           1

         Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          II-1         4-15

         Item 8.  Financial Statements and Supplementary Data                  II-1        17-31

         Item 9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                          II-1          --

                                                                                          PAGES OF
                                                                            PAGE            PROXY
                                                                           OF 10-K        STATEMENT
                                                                           -------        ---------
Part III

  Item 10.  Directors and Executive Officers of the Registrant               III-1           2-4

  Item 11.  Executive Compensation                                           III-1           6-8

  Item 12.  Security Ownership of Certain Beneficial Owners                  III-1           1-10

  Item 13.  Certain Relationships and Related Transactions                   III-1             10


                                                                                          PAGES OF
                                                                             PAGE       1995 ANNUAL
                                                                           OF 10-K         REPORT
                                                                           -------      -----------
Part IV

 Item 14.  Exhibits, Financial Statement Schedules and Reports on
           Form 8-K                                                           IV-1            --

 Documents filed:
 (a) (1)List of Financial Statements                                          IV-1            --

           Consolidated Balance Sheets at December 31, 1995 and
           1994                                                                --             17

           Consolidated Statements of Income for the years ended
           December 31, 1995, 1994 and 1993                                    --             18

           Consolidated Statements of Changes in Shareholders'
           Equity for the years ended December 31, 1995, 1994 and
           1993                                                                --             19

           Consolidated Statements of Cash Flows for the years
           ended December 31, 1995, 1994 and 1993                              --             20

           Notes to Consolidated Financial Statements                          --          21-31

           Independent Auditors' Report                                        --             16

(a) (2)List of Financial Statement Schedules                                  IV-1            --

(a) (3)Listing of Exhibits                                                    IV-1            --



                                                                                         PAGES OF
                                                                             PAGE       1995 ANNUAL
                                                                           OF 10-K        REPORT
                                                                           -------      -----------


(b)  Reports on Form 8-K                                                     IV-2           --

(c)  Exhibits                                                                IV-2           --

(d)  Financial Statement Schedules                                           IV-2           --

Part I

ITEM 1.  BUSINESS

     Carolina First BancShares, Inc. (the "Company"), a North Carolina corporation, is registered as a bank holding company with the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Bank Holding Company Act of 1956, as amended ("BHC Act"). Carolina First was incorporated on November 8, 1988, for purposes of becoming a bank holding company and acquiring Lincoln Bank of North Carolina ("Lincoln Bank"), a North Carolina state chartered bank that is not a member of the Federal Reserve System. The holding company formation was completed on June 6, 1989. The Company owns all the outstanding common stock of Cabarrus Bank of North Carolina ("Cabarrus Bank"), a North Carolina state bank that is not a member of the Federal Reserve System. Cabarrus Bank opetes as a separate entity in the market it currently serves. Through Lincoln Bank and Cabarrus Bank (the "Banks") and their 15 branch offices, the Company provides a broad range of banking and financial services in the greater Charlotte, North Carolina area, including Lincoln County, southeastern Catawba County, Iredell County, Cabarrus County and north Mecklenburg County, all in the western Piedmont area of North Carolina. The Banks are the Company's principal subsidiaries and are North Carolina banking corporations engaged in general commercial banking business. Lincoln Bank and Cabarrus Bank are both members of the Federal Deposit Insurance Corporation ("FDIC"), and their deposits are insured by the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"), respectively. Lincoln Bank purchased the insured deposits of Crown National Bank in May 1993 from the FDIC. These deposits were insured under the BIF. Jointly, the Banks own a mortgage company, Carolina First Mortgage Corp., which originates mortgage loans for resale in the secondary market, and a financial services company, Carolina First Financial Services Corporation, ("Financial Services"), which offers, as an agent for its customers, mutual funds and annuity products. In November 1994, the Company invested $1,375,000 to purchase approximately 17% of the total common stock of a de novo commercial bank, First Gaston Bank of North Carolina, Gastonia, North Carolina ("First Gaston"), which is just west of Charlotte and south of Lincolnton. The Company's chairman was an organizer of First Gaston, which is located in a market contiguous to others served by Lincoln Bank. First Gaston opened in July of 1995 and operates in a market not currently served by the Company. Certain operational functions are provided for First Gaston by the Company.
The Federal Reserve, in approving this investment, under the BHC Act, has required the Company to enter into a commitment to serve as a "source of strength" for First Gaston. See "Supervision, Regulation and Effects of Governmental Policies." The Company engages in no significant operations other than the ownership of its subsidiaries.

     The Company maintains its principal executive offices at 402 East Main Street, P.O. Box 657, Lincolnton, North Carolina 28093, and its telephone number is (704) 732-2222.

GENERAL BANKING BUSINESS

     The Banks provide a wide range of commercial banking products and services. Services include checking accounts, NOW accounts, savings and other time deposits of various types, including retirement accounts and certificates of deposit. Loan services include mortgage loan originations, loans for business, real estate, personal and household purposes, lines of credit and credit cards. Considering the volatility of quality loan demand, the Company maintains an investment portfolio. Other services include safe deposit boxes,
wire transfer facilities, and electronic banking facilities.   In 1994, Lincoln
Bank exercised its trust powers and had 11 active trust accounts in 1994 with assets under management of $7.8 million. In 1995, Lincoln Bank had 26 active trust accounts with assets under management of $22.3 million.

INVESTMENT SECURITIES

     The Company has an investment portfolio that consists primarily of U. S. Treasury and government agency securities and state, county and municipal securities. Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which prescribes the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at cost. Securities held for current resale are classified as trading securities and reported at fair value, with
unrealized gains and losses included in income.   Securities not classified as
held to maturity or trading securities are classified as available for sale and reported at fair value, with unrealized gains and losses net of the related tax effect excluded from income and reported as a separate component of shareholders' equity. The effect of the foregoing will cause fluctuations in shareholders' equity based on changes in values of debt and equity securities. The classification of securities as held to maturity, trading or available for sale is determined at the date of purchase. Prior to January 1, 1994, debt securities included in securities held to maturity were carried at amortized cost adjusted for amortization of premiums and accretion of discounts, whereas debt securities included in securities available for sale were carried at the lower of cost or market value. The mutual fund investments and other marketable equity securities were carried at the lower of cost or market value with any unrealized loss shown as a reduction of shareholders' equity.
Realized gains or losses on the sale of securities are recognized when realized using the specific identification method.

LENDING ACTIVITIES

     The Banks offer a range of lending services, including commercial, real estate and consumer loans. The Banks consider individual consumers and small to medium businesses to be their primary market for business loans and deposits. The Banks have no concentration of loans to particular borrowers and no loans to foreign entities. At December 31, 1995, the Banks had no agricultural loan balances in their loan portfolios.

     The Board of Directors of the Company recognizes that the extension of credit is an integral banking function. Accordingly, it is the Board's desire to grant sound, profitable loans that will benefit the area economy, provide a reasonable return on our shareholder's investment, and promote the growth of the Banks. When allocating resources for loans, primary consideration is given to customers within the Banks' trade areas and to those customers and prospective customers whose overall relationships generate the greatest level of profitability, measured against risk. Management strives to maintain quality in the loan portfolio and to accept only those risks which meet the Banks' standards.

     The Company grants loans throughout its market area for all legitimate and worthwhile purposes. The Banks generally will extend the following types of credit:

     COMMERCIAL LOANS

     The Banks will consider loans to business concerns on a short-term basis supported by satisfactory balance sheet and earnings statements. Personal guarantees and financial statements of guarantors generally also are obtained on non-public company credits. Any loan request for a period longer than twelve (12) months generally must have monthly or quarterly principal reductions.

     REAL ESTATE LOANS

     COMMERCIAL REAL ESTATE LOANS. Commercial real estate loans are secured principally by a mortgage on a commercial property. Maturities generally do not exceed ten years, but longer maturities up to 15 years may be considered. Variable rate pricing is preferable on loans with longer maturities. Repayment sources are specified and will generally be from the borrower's cash flow, or if the source is to be from the liquidation of an asset, that asset generally also is taken as collateral. The Banks' loan-to-value ratio on these types of loans generally will not exceed the lower of 80% of appraised value or 80% of cost (or in the case of unimproved land, the lower of 75% of appraised value or 75% of cost).

     REAL ESTATE CONSTRUCTION LOANS. Real estate construction loans are interim loans made to finance the initial construction period. Construction loans generally have a maturity of one year or less, have a permanent take-out commitment, and collect interest monthly on the outstanding balance. Progress inspection reports are required to be documented prior to disbursing advances. The maximum loan-to-value ratio will be the lower of 80% of appraised value or 80% of cost.

     RESIDENTIAL REAL ESTATE LOANS. Residential real estate loans are secured by first and second mortgages on one-to-four family residences. Loans held in the portfolio are usually for a term of 15 years or less, with a maximum loan-to-market-value ratio of 80%. However, loans conforming to certain Federal National Mortgage Association ("FNMA") guidelines are also made and subsequently sold in the secondary market on a servicing released basis.

     HOME EQUITY LINES. Equity lines are secured by first or second mortgages on a borrower's primary residence and are open-end revolving lines of credit scheduled for interest payments only for ten years and then converted to a five-year term loan. Because of these terms, special consideration is given to the borrower's capacity to repay the loan. Debt to income ratios are calculated using a payment amount sufficient to repay the debt in ten years. Care is taken to ensure that the loan-to-value ratio does not exceed 80%, including prior liens.

  UNSECURED CONSUMER LOANS

     Installment and short-term personal loans may be granted to persons of good character with reliable income and satisfactory credit records. A complete application is required for each request. A current financial statement is required when the total direct or indirect unsecured credit exceeds $5,000. Total unsecured credit generally does not exceed 10% of the applicant's net worth.

     Normally, unsecured loans do not exceed 36 months. Any loan requests for a maturity longer than one year generally are made subject to monthly or quarterly principal and interest payments. Loans with maturities of one year or less must show a source of repayment and interest generally is collected monthly, quarterly or semi-annually.

     Unsecured home improvement loans may not exceed 50% of the owner's equity in the house and payment terms will not exceed five years. Unsecured loans for the purpose of making a down payment generally are not granted.

  SECURED CONSUMER LOANS

     In granting loans secured by collateral, the evaluation of the borrower remains the same as for an unsecured borrower; character, purpose of loan, credit history, capacity to repay and collateral are all considered, and a current financial statement generally is obtained prior to making the loan if the total exposure of the borrower exceeds $25,000.

     AUTO LOANS. For new cars, the loan amount generally does not exceed 80% of the window price of a foreign-made auto and 75% of the window price for an American-made auto. Loans generally are not to be made on automobiles which are five years older than current models. Maximum terms: 1 year old - 42 months; 2-3 years old - 36 months; 4 years old - 30 months; 5 years old - 24 months.

     BOAT AND CAMPER LOANS. Loans to finance the purchase of boats and campers are granted using the following guidelines: New Boats and Campers, 60 months - 25% down payment; New Boats and Campers, 36 months - 20% down payment; 1 year old, 36 months - 20% down payment; 2 years old, 30 months - 20% down payment. If the amount of the loan is $15,000 or greater, the term of the loan may be increased to eight years. Any extension of credit in excess of seven years requires at least a five year call provision.

     MOTOR HOMES. Motor homes usually call for special handling due to the high cost of the unit. The maximum term is 60 months with a 25% down payment. Financial statements are required to show ability to repay.

     MOBILE HOMES. When possible a deed of trust is placed on the property where the mobile home will be located. When real estate is not part of the collateral, a landlord waiver is required. Second mortgage or second liens generally are not taken as collateral. All units to be financed must be underpinned, and a landlord waiver must be obtained prior to disbursing any funds. Any mobile home over seven years old will be considered unacceptable as collateral.

     SAVINGS ACCOUNTS/TIME DEPOSITS. A loan secured by the Banks' savings instruments may be advanced to 100% of its face value. The interest rate generally will be not less than 2% higher than the effective yield on the instrument held as collateral on loans of $2,500 or over, and market rates on loans under $2,500. The maturity of the loan should not exceed the maturity of the collateral. Loans secured by other financial institution's savings accounts or certificates are priced by market conditions. These financial institutions must be federally insured.

     BONDS. Loans secured by bonds must comply with the following guidelines:
US Government & Federal Agencies - 90% of Current Market Value; Corporate Bonds (Investment grade or better) - 80% of current market value; Municipal Bonds (Investment grade or better) - 60% of current market value.

     STOCKS. Loans secured by corporate stock certificates must comply with the following guidelines: NYSE and AMEX traded securities - 70% of market value; Actively traded over-the-counter (NASDAQ) securities - 70% of market value; Local Pink Sheet (actively traded and have two or more market makers) - 70% of market value. Loans secured by stock of closely held corporations must have the prior approval of the Finance Committee.

  CASH SURRENDER VALUE OF LIFE INSURANCE

     Loans secured by the pledge of life insurance policies with cash surrender values may not exceed 90% of the cash surrender value of the policy.

COMPETITION

     Commercial banking is highly competitive. The Banks compete with other financial institutions located in metropolitan Charlotte and elsewhere in North Carolina. Other competitors include banks, savings and loan associations, finance companies, credit unions, mortgage bankers, pension trusts, out-of-state banks and other institutions that provide loan and investment services and money market funds. Competition between commercial banks and thrift institutions has intensified significantly as a result of the elimination of many previous distinctions between the various types of financial institutions. The Banks also compete for interest-bearing funds with a number of other financial intermediaries and investment alternatives, including mutual funds, brokerage firms, governmental and corporate bonds, and other securities.

        The Banks compete for deposits, loans and other business with a number of major banks and bank holding companies which have numerous offices and affiliates operating over wide geographic areas. Other competitors such as thrifts, credit unions, mortgage companies, and other local and nonlocal financial institutions also compete with the Banks. Among the advantages certain of these institutions may have compared to the Company, are the ability to finance extensive advertising campaigns, and their ability to allocate and diversify their assets among loans and securities of the highest yield in locations with the greatest demand. Some of such competitors are subject to less regulation and more favorable tax treatment than the Company.

     Many of the major commercial banks in the Company's service area or their affiliates offer services such as international banking investment which are not offered directly by the Banks. Such competitors, because of their greater capitalization, also have substantially higher lending limits than the Banks and are better able to absorb risk.

SUPERVISION, REGULATION AND EFFECTS OF GOVERNMENTAL POLICIES

     Bank holding companies and banks are extensively regulated under federal and state law. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the status or regulations applicable to the Company's and the Banks' business. Supervision, regulation, and examination of the Company and its bank and nonbank subsidiaries by the bank regulatory agencies is intended primarily for the protection of depositors rather than holders of Company capital stock. Any change in applicable law or regulation may have a material effect on the Company's business.

     BANK HOLDING COMPANY REGULATION.     The Company, as a bank holding
company, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the BHC Act. The Company is required to file with the Federal Reserve periodic reports and such other information as the Federal Reserve may request. The Federal Reserve examines the Company, and may examine the Company's subsidiaries.

     The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company, may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve had determined by regulation or order to be so closely related to banking or managing or controlling banks to be a proper incident thereto.

     The Company is a legal entity separate and distinct from the Banks and its other subsidiaries. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company and the Banks also are subject to Section 23A of the Federal Reserve Act. Section 23A defines "covered transactions," which includes extensions of credit, and limits a bank's covered transactions with any affiliate to 10% of such bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank's affiliates. Finally,
Section 23A requires that all of a bank's extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities, The Company and the Banks also are subject to
Section 23B of the Federal Reserve Act, which generally limits covered and other transactions among affiliates to terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the bank or its subsidiary as prevailing at the time for transactions with unaffiliated companies.

        The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company and any other bank holding company located in North Carolina may now acquire a bank located in any other state, and any bank holding company located outside North Carolina may lawfully acquire any bank based in another state, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states, By adopting legislation prior to that date, a state has the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether. North Carolina has adopted legislation opting into interstate branching effective July 1, 1995, including de novo interstate branching prior to July 1, 1997 with states where reciprocal branching is permitted and thereafter without limit.

     Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measure to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company's subsidiary depository institutions are responsible for any losses to the Federal Deposit Insurance Corporation ("FDIC") as a result of an affiliated depository institution's failure. As a result, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank's depositors and perhaps to other creditors of the bank. In November 1994, the Company invested $1,375,000 to purchase approximately 17% of the total common stock of a de novo commercial bank, First Gaston Bank of North Carolina, Gastonia, North Carolina ("First Gaston"), which is just west of Charlotte and south of Lincolnton. The Company's Chairman was an organizer of First Gaston, which is located in a market contiguous to others served by Lincoln Bank. First Gaston opened in July of 1995 and operates in a market not currently served by Carolina First. Certain operational functions are provided for First Gaston by Carolina First. The Federal Reserve, in approving this investment, under the BHC Act, has required Carolina First to enter into a commitment to serve as a source of strength for First Gaston.

     BANK AND BANK SUBSIDIARY REGULATION GENERALLY.     The Banks are subject
to supervision, regulation, and examination by the FDIC and the North Carolina Commissioner of Banking (the "Commissioner"), which monitor all areas of the operations of the Banks, including reserves, loans, mortgages, issuance of securities, payment of dividends, establishment of branches, and capital. The Banks are members of the FDIC, and their deposits are insured by the FDIC to the maximum extent provided by law. Lincoln Bank's deposits are insured by the FDIC's Bank Insurance Fund ("BIF"), and Cabarrus Bank's deposits are primarily insured by the Savings Association Insurance Fund ("SAIF"). See "FDIC Insurance Assessments."

     Under present North Carolina law, the Bank currently may establish and operate branches throughout the State of North Carolina, subject to the maintenance of adequate capital for each branch and the receipt of the necessary approvals of the FDIC and the Commissioner.

        COMMUNITY REINVESTMENT ACT.     The Company and the Banks are subject to
the provisions of the Community Reinvestment Act of 1977, as amended (the "CRA") and the federal banking agencies' regulations thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with its safe and sound operation to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirement or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record in assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application.

     Under new CRA regulations, effective January 1, 1996, the process-based CRA assessment factors have been replaced with a new evaluation system that rates institutions based on their actual performance in meeting community credit needs. The evaluation system used to judge an institution's CRA performance consists of three tests: a lending test; an investment test; and a service test. Each of these tests will be applied by the institution's primary federal regulator taking into account such factors as: (i) demographic data about the community; (ii) the institution's capacity and constraints; (iii) the institution's product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly-situated lenders. The new lending test - the most important of the three tests for all institutions other than wholesale and limited purpose (e.g., credit card) banks - will evaluate an institution's lending activities as measured by its home mortgage loans, small business and farm loans, community development loans, and, at the option of the institutions, its consumer loans.

     Each of these lending categories will be weighed to reflect its relative importance to the institution's overall business and, in the case of community development loans, the characteristics and needs of the institution's service area and the opportunities available for this type of lending. Assessment criteria for the lending test will include: (i) geographic distribution of the institution's lending; (ii) distribution of the institution's home mortgage and consumer loans among different economic segments of the community; (iii) the number and amount of small business and small farm loans made by the institution; (iv) the number and amount of community development loans outstanding; and (v) the institution's use of innovative or flexible lending practices to meet the needs of low-to-moderate income individuals and neighborhoods. At the election of an institution, or if particular circumstances so warrant, the banking agencies will take into account in making their assessments lending by the institution's affiliates as well as community development loans made by the lending consortia and other lenders in which the institution has invested. As part of the new regulation, all financial institutions will be required to report data on their small business and small farm loans as well as their home mortgage loans, which are currently required to be reported under the Home Mortgage Disclosure Act.

     The investment test focuses on the institution's qualified investments within its service area that (i) benefit low-to-moderate income individuals and small businesses or farms, (ii) address affordable housing needs, or (iii) involve donations of branch offices to minority or women's depository institutions. Assessment of an institution's performance under the investment test is based upon the dollar amount of the institution's qualified investments, its use of innovative or complex techniques to support community development initiatives, and its responsiveness to credit and community development needs.

     The service test evaluates an institution's systems for delivering retail banking services, taking into account such factors as (i) the geographic distribution of the institution's branch offices and ATMs., (ii) the institution's record of opening and closing branch offices and ATMs, and (iii) the availability of alternative product delivery systems such as home banking and loan production offices in low-to-moderate income areas. The federal regulators also will consider an institution's community development service as part of the service test. A separate community development test will be applied to wholesale or limited purpose financial institutions.

     Institutions having total assets of less than $250 million will be evaluated under more streamlined criteria. The Company and the Banks are eligible for these streamlined criteria at this time. In addition, a financial institution will have the option of having its CRA performance evaluated based on a strategic plan of up to five years in length that it had developed in cooperation with local community groups. In order to be rated under a strategic plan, the institution will be required to obtain the prior approval of its federal regulator.

        The interagency CRA regulations provide that an institution evaluated under a given test will receive one of five ratings for that test: outstanding, high satisfactory, low satisfactory, needs to improve, or substantial non-compliance. An institution will receive a certain number of points for its rating on each test, and the points are combined to produce an overall composite rating of either outstanding, satisfactory, needs to improve, or substantial noncompliance. Under the agencies' rating guidelines, an institution that receives an "outstanding" rating on the lending test will receive an overall rating of at least "satisfactory", and no institution can receive an overall rating of

"satisfactory" unless it receives a rating of at least "low satisfactory" on its lending test. In addition, evidence of discriminatory or other illegal credit practices would adversely affect an institution's overall rating. Under the new regulations, an institution's CRA rating would continue to be taken into account by its primary federal regulator in considering various types of applications. As a result of the Banks' most recent CRA examinations in March 13, 1995 and June 28, 1995, Lincoln Bank and Cabarrus Bank have CRA ratings of "2" and "1", respectively.

     The Banks are also subject, among other things, to the provisions of the Equal Credit Opportunity Act (the "ECOA") and the Fair Housing Act (the "FHA"), both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. Bases on recently heightened concerns that some prospective home buyers and other borrowers may be experiencing discriminatory treatment in their efforts to obtain loans, the Department of Housing and Urban Development, the Department of Justice (the "DOJ"), and all of the federal banking agencies in April 1994 issued an Interagency Policy Statement on Discrimination in Lending in order to provide guidance to financial institutions as to what the agencies consider in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DOJ has also recently increased its efforts to prosecute what it regards as violators of the ECOA and FHA.

     PAYMENTS OF DIVIDENDS.     The Company is a legal entity separate and
distinct from its banking and other subsidiaries. The prior approval of the FDIC is required if the total of all dividends declared by a state non-member bank (such as the Banks) in any calendar year will exceed the sum of such bank's net profits for the year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. North Carolina law also prohibits any state non-member bank from paying dividends that would be greater than such bank's undivided profits after deducting statutory bad debt in excess of such bank's allowance for loan losses.

     In addition, the Company and Banks are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a national or state member bank or a bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The FDIC has indicated that paying dividends that deplete a state bank's capital base to an inadequate level would be an unsound and unsafe banking practice. The FDIC and the Federal Reserve have each indicated that depository institutions and their holdings should generally pay dividends only out of current operating earnings.


     CAPITAL.     The Federal Reserve and the FDIC have adopted final
risk-based capital guidelines for bank holding companies and state non-member banks. As fully phased-in at the end of 1992, the guideline for a minimum ratio of capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital must consist of common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill ("Tier 1 capital"). The remainder may consist of subordinated debt, non qualifying preferred stock and a limited amount of any loan loss allowance ("Tier 2 capital" and, together with Tier 1 capital, "Total Capital").

         In addition, the federal agencies have established minimum leverage ratio guidelines for bank holding companies and state non-member banks, which provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to 3%, plus an additional cushion of 100 to 200 basis points (i.e., 1%-2%) if the institution has less than the highest regulatory rating. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore the Federal Reserve's guidelines indicate that the Federal Reserve will continue to consider a "tangible Tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve, the FDIC and the Commissioner have not advised the Company or either Bank of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to them.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, requires the federal banking agencies to take "prompt corrective action" regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." A depository institution's capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

     All of the federal banking agencies have adopted regulations establishing relevant capital measures and relevant capital levels. The relevant capital measures are the Total Capital ratio, Tier 1 capital ratio, and the leverage ratio. Under the regulations, a state non-member bank will be (i) well capitalized if is has a Total Capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, and leverage ratio of 5% or greater and is not subject to any order or written directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure, (ii) adequately capitalized if is has a Total Capital ratio of 8% or greater, a Tier 1 capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% in certain circumstances), (iii) undercapitalized if it has a Total Capital ratio of less than 8%, a Tier 1 capital ratio of less than 4% (3% in certain circumstances), or (iv) critically undercapitalized if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

     As of December 31, 1995, the consolidated capital ratios of the Company and Banks were as follows:



                          Regulatory                 Lincoln       Cabarrus
                           Minimum      Company       Bank           Bank
                          ----------    -------       ----           ----
Tier 1 capital ratio         4.0%        12.58%      10.57%         9.21%
Total capital ratio          8.0%        13.72%      11.82%        10.55%
Leverage ratio            3.0 - 5.0%      9.28%       7.86%         7.50%


     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan for approval. For a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of 5% of the depository institution's total assets at the time it became undercapitalized and the amount necessary to bring the institution into compliance with applicable capital standards. If a depository institution fails to submit an acceptable plan, it is treated as if is significantly undercapitalized. If the controlling holding company fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim would be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company.

     Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirement to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

     Because the Company and the Banks exceed applicable capital requirements, the respective managements of the Company and the Banks do not believe that the capital adequacy provisions of FDICIA have had any material impact on the Company and the Bank or their respective operations.

     Bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations, including a proposal to add an interest rate-risk component to risk-based capital requirements.

         FDICIA.     FDICIA directs that each federal banking regulatory agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit system, loan documentation, credit underwriting, interest rate exposure, asset growth compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares, and such other standards as the agency deems appropriate. These standards are not expected to have material effect on the Company and the Banks.

         FDICIA also contains a variety of other provisions that may affect the operations of the Company and Banks, including new reporting requirements, regulatory standards for estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch, and prohibition on the acceptance or renewal of brokered deposits by depository that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. Under regulations relating to brokered deposits, the Banks are well capitalized and not restricted.

          ENFORCEMENT POLICIES AND ACTIONS.     FIRREA and subsequent federal
legislation significantly increased the enforcement authorities of the FDIC and other federal depository institution regulators, and authorizes the imposition of civil money penalties of up to $1 million per day. Persons who are affiliated with depository institutions can be removed from any office held in such institution and banned for life from participating in the affairs of any such institution. The banking regulators have not hesitated to use the new enforcement authorities provided under FIRREA.

         DEPOSITOR PREFERENCE.     The Omnibus Budget Reconciliation Act of 1993
provides that deposits and certain claims for administrative expensed and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution in the "liquidation or other resolution" of such an institution by any receiver.

         FISCAL AND MONETARY POLICY.     Banking is a business which depends on
interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and it other borrowings, and interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of the Company and the Banks are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on the Company and its subsidiaries cannot be predicted.

         FDIC INSURANCE ASSESSMENTS.     The Banks are subject to FDIC deposit
insurance assessments. Lincoln Bank's deposits are primarily insured by the FDIC's BIF. Having converted from a thrift charter, Cabarrus Bank's deposits are insured by the FDIC's SAIF. In 1995, the FDIC adopted a new risk-based premium schedule which decreased the assessment rates for BIF depository institutions. Under this schedule, which took effect for assessment periods after June 1, 1995, the premiums range from $.04 to $.12 for every $100 of deposits. Prior to June 1, 1995, the premiums ranged from $.23 to $.31 for every $100 of deposits. Each financial institution is assigned to one of three capital groups - well capitalized, adequately or undercapitalized - and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state regulators and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. SAIF-insured deposits are assessed premiums for the SAIF which have remained unchanged at $.23 to $.31 per $100 of deposits, based upon the institution's assigned risk category and supervisory evaluation. During the year ended December 31, 1994 and 1995, Lincoln Bank paid $699,840 and $161,156 in BIF deposit insurance premiums. Cabarrus Bank paid SAIF deposit insurance premiums of $261,325 and $143,622 in 1994 and 1995, respectively.

         BIF and SAIF assessment rates are designed to increase the reserve ratios (i.e., the ratios of reserves to insured deposits) of these funds to 1.25%. During 1995, the BIF reached 1.25%. As a result, the FDIC refunded BIF premiums in September 1995, and reduced BIF premiums to almost zero as of January 1, 1996, with a nominal payment of $2,000 per year for the best-rated banks. However, SAIF's reserve ratio was 0.47% on December 31, 1995, and its premiums remain at $.23 to $.31 for every $100 of deposits. The level of all deposit insurance assessments may be affected by consideration of the levels of deposit premiums assessed on SAIF members and the much lower levels of reserves held by the FDIC's SAIF. The reduction in BIF premiums could be adversely affected by the low levels of SAIF reserves, especially if BIF and SAIF are combined, as various legislators have considered. Other legislative proposals generally include a one-time "special assessment" of approximately 0.85% on SAIF deposits, and as a result, the annual SAIF assessment presumably would be reduced. See "Legislative and Regulatory Changes."

         COMMUNITY DEVELOPMENT ACT.     The Community Development Act has
several titles. Title I provides for the establishment of community development financial institutions to provide equity investments, loans and development services to financially undeserved communities. A portion of this Title also contains various provisions regarding reverse mortgages, consumer protections for qualifying mortgages and hearings for home equity lending, among other things. Title II provides for small business loan securitization and securitizations of other loans, including authorizing a study on the impact of additional securities based on pooled obligations. Small business capital enhancement is also provided. Title III of the Act provides for paperwork reduction and regulatory improvement, including certain examination and call report issues, as well as changes in certain consumer compliance requirements, certain audit requirements and real estate appraisals, and simplification and expediting processing of bank holding company applications, merger applications and securities filings, among other things. It also provides for commercial mortgage-related securities to be added to the definition of a "mortgage-related security" in the Exchange Act. This will permit commercial mortgages to be pooled and securitized, and permit investment in such instruments without limitation by insured depository institutions. It also pre-empts state legal investment and blue sky laws related to qualifying commercial mortgage securities. Title IV deals with money laundering and currency transaction reports, and Title V reforms the national flood insurance laws and requirements.

         LEGISLATIVE AND REGULATORY CHANGES.      Various changes have been
proposed with respect to restructuring and changing the regulation of the financial services industry. FIRREA required a study of the deposit insurance system. On February 5, 1991, the Department of the Treasury released "Modernizing the Financial System; Recommendations for Safer, More Competitive Banks." Among other matters, this study analyzed and made recommendations regarding reduced bank competitiveness and financial strength, overextension of deposit insurance, the fragmented regulatory system and the under capitalized deposit insurance fund. It proposed restoring competitiveness by allowing banking organizations to participate in a full range of financial service outside of insured commercial banks. Deposit insurance coverage would be narrowed to promote market discipline. Risk based deposit insurance premiums were proposed with feasibility tested through an FDIC demonstration project using private reinsurers to provide market pricing for risk based premiums.

         Other legislative and regulatory proposals regarding changes in banking, and the regulation of banks, thrifts and other financial institutions and bank holding company powers are being considered by the executive branch of the Federal government, Congress and various state governments, including North Carolina. Among other items under consideration are the recapitalization of the FDIC's SAIF and a possible combination of BIF and SAIF, changes in or repeal of the Glass-Steagall Act which separates commercial banking form investment banking and changes in the BHC Act to broaden the powers of "financial services" companies to own and control depository institutions and engage in activities not closely related to banking. The United States House of Representatives has passed a bill freezing the adoption of new regulations. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company and the Banks.

PERSONNEL

         As of December 31, 1995, the Company and its subsidiaries employed 181 full-time equivalent employees, none of whom are represented by a collective bargaining unit. Management of the Company considers relations with its employees to be excellent.

ITEM 2.  PROPERTIES.

         The Company's principal executive office is located at 402 East Main Street, Lincolnton, North Carolina. The Company leases two branch offices of Cabarrus Bank and two branch office buildings of Lincoln Bank; however, the Company owns all other branch locations and the Company's operation center.
The buildings of Lincoln Bank were purchased beginning in 1983 and have been renovated as necessary to accommodate the Company's needs. The buildings of Cabarrus Bank were acquired as a result of the acquisition of Cabarrus Savings Bank on January 30, 1992. For Cabarrus Bank, the Kannapolis branch building is leased from Atlantic American Properties, Inc. in Kannapolis, and the Super-K branch is leased from International Banking Technologies, Inc. For Lincoln Bank, the SouthPark branch building is leased from Colony Associates Limited Partnership, and the Troutman branch is leased from Vernon and Jackie Overcash. At December 31, 1995, the Company had book values of $2,419,093 for land, $4,625,449 for buildings and improvements and $1,527,502 for furniture, fixtures and equipment.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company's subsidiaries are subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1995.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS.

         Stock Prices and Dividends

         Carolina First BancShares, Inc.'s common stock trades infrequently in the local Charlotte, North Carolina over-the-counter market (pink sheets) under the symbol CAFP. Its stock is listed in the The Charlotte Observer under the Interdealer stock section. The following table sets forth the high and low bid quotations for the common stock and the cash dividends per share of common stock paid by the Company for the indicated periods. Such quotations reflect interdealer prices without markup, markdown, or commissions and may not necessarily represent actual transactions.


                                                                   Cash
                                                                 Dividends
Quarter Ended                    High              Low           Per Share
===============================================================================
March 31, 1994                  $15.19            $14.29            $.10
June 30, 1994                   $16.32            $15.19            $.10
September 30, 1994              $17.23            $16.32            $.10
December 31, 1994               $19.52            $17.23            $.11

March 31, 1995                  $20.48            $19.52            $.11
June 30, 1995                   $20.95            $20.18            $.11
September 30, 1995              $22.86            $20.95            $.11
December 31, 1995               $27.00            $22.86            $.12



ITEM 6.  SELECTED FINANCIAL INFORMATION.

         The information contained in the table captioned "Financial Highlights" on page 1 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

         The information contained under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on pages 4 through 15 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION.

         The report of KPMG Peat Marwick LLP, independent certified public accountants, and the consolidated financial statements of the Company, set forth on pages 16 through 31 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.

         Supplementary information is not applicable.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

         The information contained under the heading "Proposal I, Election of Directors" in the Company's definitive Proxy Statement, dated March 20, 1996 for the 1996 Annual Meeting of Shareholders to be held on April 16, 1996, (the "Proxy Statement"), filed with the Commission pursuant to Regulation 14A, is incorporated herein by reference. The information required by this item with respect to executive officers is set forth above in Part I, Item 4A of this Annual Report on Form 10-K.

         The following list contains certain information regarding the executive officers of the Company.

         D. Mark Boyd, III, age 58, is the Chairman of the Board and Chief Executive Officer of the Company. He also serves as Chairman of the Board of Lincoln Bank, a position he has held since its organization. Mr. Boyd served as interim President of the Bank from November 1989 to June 1990. In addition, Mr. Boyd has been President of Times Oil Corporation, a fuel and heating oil distributor, since 1965 and a director of Kentucky Fried Chicken of Lincolnton, Inc., a fast-food restaurant franchise, since 1968. Since 1974, Mr. Boyd has served as a director of Carolina Mills, Inc., a manufacturer of yarn, cloth and furniture in Maiden, N.C.

         James E. Burt, III, age 58, has been President of the Company and Lincoln Bank and Chief Executive Officer of Lincoln Bank since 1990 and Director of Cabarrus Bank since 1993. Mr. Burt previously served as President and Chief Executive Officer of Commercial National Bank in Shreveport, Louisiana from 1980 to 1989.

         James A. Atkinson, age 39, has served as Vice President and Auditor of the Company since April 1992. Mr. Atkinson has served in various bank audit positions since 1978.

         Jan H. Hollar, age 40, has served as the Treasurer of the Company since December 1990 and Secretary of the Company since October 1995. In addition,
Ms. Hollar has served as the Chief Financial Officer of Lincoln Bank since November 1990 and principal accounting officer at Cabarrus Bank since January 1993.

ITEM 11. EXECUTIVE COMPENSATION.

         The information contained under the heading "Executive Compensation" in the Company's definitive Proxy Statement, filed with the Commission pursuant to Regulation 14A, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

         The information contained under the headings "Principal Shareholders" and "Election of Directors" in the Company's definitive Proxy Statement, filed with the Commission pursuant to Regulation 14A, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information contained under heading "Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Executive Compensation - Certain Transactions" in the Company's definitive Proxy Statement, filed with the Commission pursuant to Regulation 14A, is incorporated herein by reference.


                                   III - 1

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K.

                                                                            Page(s) in
                                                                            Annual Report*
                                                                            --------------
(a)  The following documents are filed as part of this report:

     (1) Financial Statements

         Consolidated Balance Sheets at
          December 31, 1995 and 1994                                               17
         Consolidated Statements of Income
          for the years ended December 31,
          1995, 1994 and 1993                                                      18
         Consolidated Statements of Changes
          in Shareholders' Equity for the
          years ended December 31, 1995,
          1994 and 1993                                                            19
         Consolidated Statements of Cash Flows
          for the years ended December 31, 1995,
           1994 and 1993                                                           20
         Notes to Consolidated Financial
          Statements                                                             21-31
         Independent Auditor's Report                                              16

         * Incorporated by reference from the indicated pages of the 1995 Annual Report.

     (2) Financial Statement Schedules                                      N/A

     (3) The following Exhibits are filed as part of this report in 14(c).



Exhibit No.              Description of Exhibit
-----------              ----------------------

 3.0 Articles of Incorporation of the Registrant, incorporated herein by reference to Registrant's Registration Statement No. 33-26861.

 3.1 Bylaws of the Registrant, incorporated herein by reference to Registrant's Registration Statement No. 33-26861.

 4.0 Specimen of Common Stock certificate of the Registrant, incorporated herein by reference to Registrant's Registration Statement No. 33-26861.

 10.0 Lincoln Bank of North Carolina Deferred Compensation Plan for
      Directors, incorporated herein by reference to Registrant's Registration Statement No. 33-26861.

 10.1 Lincoln Bank of North Carolina 1988 Incentive Stock Option Plan, incorporated herein by reference to Registrant's Registration Statement No. 33-26861.

 10.2 Lincoln Bank of North Carolina 1983 Incentive Stock Option Plan, incorporated herein by reference to Registrant's Registration Statement No. 33-26861.

 10.3 Profit Sharing Plan of Lincoln Bank of North Carolina, incorporated herein by reference to Registrant's Registration Statement No. 33-26861.

 10.4 Registrant's 1990 Stock Option and Stock Appreciation Rights Plan, as amended incorporated herein by reference to Registrant's Registration Statement No. 33-43037.

 10.5 Employment Agreement and Deferred Compensation Agreement dated July 1, 1992 by and between Carolina First BancShares, Inc. and James E. Burt, III, incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, No. 0-17939.

 10.6 Employment Agreement dated September 8, 1992 by and between
      Lincoln Bank of North Carolina and James R. Beam, incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, No. 0-17939.

 10.7 Employment Agreement dated September 8, 1992 by and between
      Lincoln Bank of North Carolina and Stephen S. Robinson, incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, No. 0-17939.

 10.8 Employment Agreement dated October 19, 1993 by and between
      Lincoln Bank of North Carolina and Carroll G. Heavner, incorporated herein in reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, No. 0-17939.

 11   Calculation of earnings per share.

 13   Registrant's 1995 Annual Report to Shareholders.

 21 List of Subsidiaries of the Registrant, incorporated herein by reference to Registrant's Registration Statement No. 33-26861.

      (b)  Reports on Form 8-K. NONE

      (c) The response to this portion of Item 14 is submitted as a separate section of this report.

      (d)  Financial Statement Schedules. N/A



 23   Consent of Independent Auditors.

 27   Financial Data Schedule

INDEX TO EXHIBITS

Sequential
Exhibit No.         Description of Exhibit
-----------         ----------------------
Number Pages
------------

3.0 Articles of Incorporation of the Registrant, incorporated herein by reference to Registrant's Registration Statement No. 33-26861.

3.1 Bylaws of the Registrant, incorporated herein by reference to Registrant's Registration Statement No. 33-26861.

4.0 Specimen of Common Stock certificate of the Registrant, incorporated herein by reference to Registrant's Registration Statement No. 33-26861.

10.0 Lincoln Bank of North Carolina Deferred Compensation Plan for Directors, incorporated herein by reference to Registrant's Registration Statement No. 33-26861.

10.1 Lincoln Bank of North Carolina 1988 Incentive Stock Option Plan, incorporated herein by reference to Registrant's Registration Statement No. 33-26861.

10.2 Lincoln Bank of North Carolina 1983 Incentive Stock Option Plan, incorporated herein by reference to Registrant's Registration Statement No. 33-26861.

10.3 Profit Sharing Plan of Lincoln Bank of North Carolina, incorporated herein by reference to Registrant's Registration Statement No. 33-26861.

10.4 Registrant's 1990 Stock Option and Stock Appreciation Rights Plan, as amended incorporated herein by reference to Registration Statement No. 33-43037.

10.5 Employment Agreement and Deferred Compensation Agreement dated July 1, 1992 by and between Carolina First BancShares, Inc. and James E. Burt, III, incorporated herein by Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, No. 0-17939.

10.6 Employment Agreement dated September 8, 1992 by and between Lincoln Bank of North Carolina and James R. Beam, incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, No. 0-17939.

10.7 Employment Agreement dated September 8, 1992 by and between Lincoln Bank of North Carolina and Stephen S. Robinson, incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, No. 0-17939.

10.8 Employment Agreement dated October 19, 1993 by and between Lincoln Bank of North Carolina and Carroll G. Heavner, incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, No. 0-17939.

11     Calculation of earnings per share.


13     Registrant's 1995 Annual Report to Shareholders.


21     List of Subsidiaries of the Registrant.


23     Consent of Independent Auditors

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lincolnton, State of North Carolina, on the 28th day of March, 1996.

                                      CAROLINA FIRST BANCSHARES, INC.




                                      By:   /s/  D. Mark Boyd, III
                                      --------------------------------
                                                 D. Mark Boyd, III
                                                 Chairman of the Board and
                                                 Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


    Signatures                       Title                  Date
    -----------------------------    ---------------------  --------------
    Principal Executive Officers:

    /s/ D. Mark Boyd, III
    -----------------------------    Chairman of the Board  March 28, 1996
                                     of Directors and Chief
    D. Mark Boyd, III                Executive Officer

    /s/
    -------------------------------  President and Director March 28, 1996
    James E. Burt, III

    Principal Financial Officer and
    Principal Accounting Officer:

    /s/ Jan H. Hollar
    -------------------------------  Treasurer              March 28, 1996
    Jan H. Hollar

    Directors:

    /s/ John R. Boger, Jr.
    -------------------------------  Director               March 28, 1996
    John R. Boger, Jr.

    /s/ Samuel C. King, Jr.
    -------------------------------  Director               March 28, 1996
    Samuel C. King, Jr.

    /s/ Harry D. Ritchie
    -------------------------------  Director               March 28, 1996
    Harry D. Ritchie

    /s/ L. D. Warlick, Jr.
    -------------------------------  Director               March 28, 1995
    L. D. Warlick, Jr.

    /s/ Estus B. White
    -------------------------------  Director               March 28, 1995
    Estus B. White
