Form 10-Q
period 1996-03-31
CAROLINA FIRST BANCSHARES INC
filed 1996-05-15
CIK 846465

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

____ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               --------------

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________


                         COMMISSION FILE NUMBER 0-17939
                                                -------

                        CAROLINA FIRST BANCSHARES, INC.
                        -------------------------------
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

                           Yes     X               No
                               ---------              ---------

               1,637,809 SHARES OF COMMON STOCK, PAR VALUE $2.50
               PER SHARE, OUTSTANDING AS OF MAY 3, 1996

          CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES


INDEX                                                        PAGE
- -----                                                        -----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 1996
         and December 31, 1995                                   3

         Consolidated Statements of Operations -
         Three Months Ended March 31, 1996
         and 1995                                                4

         Consolidated Statements of Changes in
         Shareholders' Equity - Three Months Ended
         March 31, 1996 and 1995                                 5

         Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 1996 and 1995              6

         Notes to Consolidated Financial Statements              7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations   8 - 13

PART II. OTHER INFORMATION                                      14

Signatures                                                      15



CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)





                                                                        MARCH 31,       DECEMBER 31,
                                                                          1996             1995
                                                                       ------------     ------------
Assets:
Cash and due from banks                                                $ 13,638,434     $ 14,361,366
Federal funds sold                                                        2,975,000        1,030,000
                                                                       ------------     ------------
  Total cash and cash equivalents                                        16,613,434       15,391,366
Interest bearing deposits in other banks                                    379,459          350,128
Securities held to maturity (market value $55,087,956
  in 1996 and $57,660,405 in 1995)                                       55,496,967       56,561,646
Securities available for sale (cost of $31,916,223 in
   1996 and $27,335,383 in 1995)                                         32,304,107       27,462,764
Loans, net of unearned income ($358,155 in 1996 and
   $327,450 in 1995)                                                    268,195,241      257,177,863
  Allowance for loan losses                                              (3,793,105)      (3,588,489)
                                                                       ------------     ------------
  Loans, net                                                            264,402,136      253,589,374


Premises and equipment, net                                               8,659,969        8,572,044
Other real estate owned                                                     624,914          683,409
Other assets                                                              7,546,217        7,222,708
                                                                       ------------     ------------
Total Assets                                                           $386,027,203     $369,833,439
                                                                       ============     ============


Liabilities and Shareholders' Equity
Deposits:
   Demand                                                              $ 33,766,272     $ 30,295,524
   Interest bearing demand accounts                                      85,802,608       81,171,081
   Savings                                                               40,630,061       41,751,256
   Time, $100,000 and over                                               31,475,551       30,658,383
   Other time                                                           156,709,964      151,726,502
                                                                       ------------     ------------
   Total deposits                                                       348,384,456      335,602,746
Repurchase agreements                                                     2,224,363               --
Other liabilities                                                         3,515,226        3,107,714
                                                                       ------------     ------------
Total Liabilities                                                       354,124,045      338,710,460


Shareholders' Equity:
  Common stock, $2.50 par value;
    value; authorized --- 5,000,000 shares
    issued and outstanding - 1,635,221 shares in
    1996, and 1,632,458 in 1995                                           4,088,053        4,081,145
  Additional paid-in capital                                             17,391,353       17,377,333
  Retained earnings                                                      10,508,660        9,585,436
  Net unrealized loss on available for sale securities                      (84,908)          79,065
                                                                       ------------     ------------
  Total Shareholders' Equity                                             31,903,158       31,122,979
Commitments and Contingent Liabilities
Total Liabilities and Shareholders' Equity                             $386,027,203     $369,833,439
                                                                       ============     ============


Book Value Per Share                                                   $      19.51     $      19.06
                                                                       ============     ============


CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                       Quarter Ended
                                                         March 31,
                                                 -----------------------
                                                    1996         1995
                                                 ----------   ----------
Interest Income:
Interest and fees on loans                       $6,256,161   $5,372,611
Interest and dividends on securities:
    Taxable income                                1,139,556      877,898
    Non-taxable income                              148,265      181,521
Other interest income                                47,542       35,070
                                                 ----------   ----------
   Total interest income                          7,591,524    6,467,100

Interest Expense:
Interest on deposits                              3,402,480    2,778,598
Interest on other borrowed funds                     29,366       34,938
                                                 ----------   ----------
   Total interest expense                         3,431,846    2,813,536
                                                 ----------   ----------

Net Interest Income                               4,159,678    3,653,564
Provision for Loan Losses                           231,000      140,000
                                                 ----------   ----------

Net Credit Income                                 3,928,678    3,513,564

Other Income:
Charges on deposit accounts                         479,319      394,723
Insurance commissions                               114,679      238,748
Other service fees and commissions                  191,488      137,272
Mortgage banking income                             119,921       79,493
Securities gains, net                                 9,511           --
Other income                                         74,915      126,346
                                                 ----------   ----------
   Total other income                               989,833      976,582

Operating Expenses:
Salaries and benefits                             1,777,191    1,653,275
Occupancy and equipment                             390,361      330,555
Federal and other insurance premiums                 71,652      180,724
Office supplies                                     102,781       88,818
Data processing                                      91,042       96,639
Other expenses                                      746,799      739,299
                                                 ----------   ----------
   Total operating expenses                       3,179,826    3,089,310
                                                 ----------   ----------

Income Before Income Taxes                        1,738,685    1,400,836
Income Taxes                                        619,236      444,681
                                                 ----------   ----------
Net income                                       $1,119,449   $  956,155
                                                 ----------   ----------

Net Income Per Common Share                      $     0.67   $     0.64
                                                 ==========   ==========

Cash Dividend Per Common Share                   $     0.12   $     0.11
                                                 ==========   ==========

                                        4

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)


                                           COMMON STOCK        ADDITIONAL
                                       ---------------------    PAID-IN      RETAINED    VALUATION  SHAREHOLDERS'
                                         SHARES     AMOUNT      CAPITAL      EARNINGS     RESERVE      EQUITY
                                       ---------  ----------  -----------  -----------    --------   -----------

BALANCE, DECEMBER 31, 1994             1,402,028  $3,505,070  $12,661,483  $ 8,231,596   ($509,311)  $23,888,838

EXERCISE OF STOCK OPTIONS                    668       1,670        6,820                                  8,490

CASH DIVIDEND ($.11 PER SHARE)                                                (154,272)                 (154,272)

RETIREMENT OF STOCK                         (369)       (925)      (6,548)                                (7,473)

INCREASE IN NET UNREALIZED GAIN
  ON SECURITIES AVAILABLE FOR SALE                                                         223,853       223,853

NET INCOME                                                                     956,155                   956,155
                                       ---------  ----------  -----------  -----------    --------   -----------

BALANCE, MARCH 31, 1995                1,402,327   3,505,815   12,661,755    9,033,479    (285,458)   24,915,591



BALANCE, DECEMBER 31, 1995             1,632,458   4,081,145   17,377,333    9,585,436      79,065    31,122,979

EXERCISE OF STOCK OPTIONS                  3,063       7,658       21,670                                 29,328

CASH DIVIDEND ($.12 PER SHARE)                                                (196,225)                 (196,225)

RETIREMENT OF STOCK                         (300)       (750)      (7,650)                                (8,400)

INCREASE IN NET UNREALIZED GAIN
  ON SECURITIES AVAILABLE FOR SALE                                                        (163,973)     (163,973)

NET INCOME                                                                   1,119,449                 1,119,449
                                       ---------  ----------  -----------  -----------    --------   -----------

BALANCE, MARCH 31, 1996                1,635,221  $4,088,053  $17,391,353  $10,508,660    ($84,908)  $31,903,158
                                       =========  ==========  ===========  ===========    ========   ===========

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)

                                                                                      March 31,       March 31,
                                                                                        1996             1995
                                                                                    ------------      -----------
OPERATING ACTIVITIES:
Net Income                                                                          $  1,119,449      $   956,155
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                                        177,887          200,573
    Accretion and amortization of securities discounts
      and premiums, net                                                                   85,030           81,034
    Provision for loan losses                                                            231,000          140,000
    Deferred taxes (benefit)                                                            (345,186)        (395,463)
    Gains on sales of securities available for sale                                         (900)              --
    Gains on calls and maturities of securities held to maturity                          (8,759)              --
    Losses on calls and maturities of securities held to maturity                            148               --
    (Gains) losses on sales of equipment, net                                             (4,236)             (11)
    (Gains) losses on sales of real estate, net                                               71                --
    Federal Home Loan Bank stock dividend                                                (19,506)         (19,344)
    Increase (decrease) in repurchase agreements                                       2,224,363               --
    Decrease (increase) in other assets                                                  167,745          634,928
    Increase (decrease) in other liabilities                                             412,070          227,197
                                                                                    ------------      -----------
       Net cash provided by operating activities                                       4,039,176        1,825,069
                                                                                    ------------      -----------

INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale                              1,527,862           38,913
Proceeds from sales of securities available for sale                                   1,000,000               --
Purchases of securities available for sale                                            (7,650,913)         (59,337)
Proceeds from calls and maturities of securities held to maturity                      5,101,997        1,809,027
Purchases of securities held to maturity                                              (4,070,625)              --
Purchases and maturities of certificates of deposit, net                                 (29,331)         (20,338)
Originations of loans, net                                                           (11,043,762)      (3,701,493)
Proceeds from sale of real estate                                                         28,385               --
(Increase) decrease in investment in joint ventures                                           --         (142,080)
Proceeds from sales of premises and equipment                                              4,493               10
Capital expenditures                                                                    (287,069)        (211,981)
                                                                                    ------------      -----------
     Net cash used in investing activities                                           (15,418,963)      (2,287,279)
                                                                                    ------------      -----------

FINANCING ACTIVITIES:
Increase (decrease) in time deposits, net                                              5,800,630        8,611,118
Net increase in other deposits, net                                                    6,981,080         (123,334)
Repayment of notes payable                                                                (4,558)          (4,438)
Repurchase of stock                                                                       (8,400)          (7,473)
Payment of cash dividends and fractional shares                                         (196,225)        (154,272)
Issuance of stock                                                                         29,328            8,490
                                                                                    ------------      -----------
     Net cash provided by financing activities                                        12,601,855        8,330,091
                                                                                    ------------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   1,222,068        7,867,881

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                          15,391,366       11,475,932
                                                                                    ------------      -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                              $ 16,613,434      $19,343,813
                                                                                    ============      ===========
Supplemental disclosures of cash flow information:
     Interest paid                                                                  $  3,389,703      $ 2,697,847
     Income taxes paid                                                                   829,157          445,000

Supplemental disclosure on noncash investing and financing activities:
     Decrease in net unrealized loss                                                    (163,973)         223,853
     Assets transferred to other real estate                                             137,339           67,000
     Transferred from investment securities to securities available for sale                  --               --

Disclosure of accounting policy:
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, due from banks and federal funds sold.


See accompanying notes to consolidated financial statements.

              CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Carolina First BancShares, Inc. and Subsidiary Companies as of March 31, 1996 and December 31, 1995 the results of operations for the three-month periods ended March 31, 1996 and 1995, and cash flows for the three-month periods ended March 31, 1996 and 1995.

The accounting policies followed by the Company are set forth in Note 1 to the Company's audited financial statements for the year ended December 31, 1995.

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

3. The results of operations for the three-month periods ended March 31, 1996 and 1995, are not necessarily indicative of the results that might be expected for the full year ending December 31, 1996 and 1995.

4. The Company's Board of Directors declared a 5% stock dividend payable December 22, 1995. The market value of the common stock at December 22, 1995 was $27.00. Earnings per share for the periods presented have been computed after giving retroactive effect to the stock dividend.

                                     Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis sets forth the major factors which affected the Company's results of operations and financial condition reflected in the unaudited financial statements for the three-month periods ended March 31, 1996 and 1995.

General

Net income for the quarter ended March 31, 1996, was $1,119,449, or $.67 per share, compared to income of $956,155, or $.64 per share, for the same period in 1995.

During June, 1995, the Company sold 150,000 shares of newly issued common stock on a best efforts basis. The stock was sold for $22.50 per share or, $21.43 adjusted for a 5% stock dividend paid on December 22, 1995, and generated in excess of $3.1 million of capital.


Net Interest Income/Margins

Net interest income of $4,159,678 during the first three-months of 1996 resulted from a net interest margin of 4.86% on average earning assets of $375.9 million. This compares with a net interest margin of 4.97% on average earning assets of $321.9 million generating net interest income of $3,653,564 for the same period in 1995. Interest rates decreased slightly during the first quarter of 1996, but have remained stable since. Interest rates stabilized during the second quarter and decreased just after the end of the second quarter. Each decrease in the prime lending rate initially decreases the Company's net interest income since a large number of loans are tied to the prime lending rate and are directly and immediately effected. However, with the passage of time, interest sensitive liabilities will decrease and the Company's interest margins should stabilize. The increase in loan demand experienced by the company positively affects the net interest margin, as noted by the large volume related increase, and is an indicator of the continued expanding local economy. The increase in net interest income consists of an increase of $13,000 relative to rate and an increase of $492,000 relative to volume.

Management reviews asset/liability volumes and rates on a weekly basis. As Carolina First's loans have continued to grow, the funds have been obtained primarily through customer deposits. Deposit and loan rates are adjusted as market conditions and Company needs allow.

Analysis of average balances and interest rates for the three months ended March 31, 1996 and 1995, is presented on pages 12 and 13 of this report. Such analysis is presented on a fully-taxable equivalent basis at the federal statutory rate of 34%.

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

On a monthly basis, Carolina First reviews the adequacy of its allowance for loan losses. The loan review staff prepares a listing of loans believed to be deserving of a closer review by management. These loans are rated as to the presumed collectibility, and a statistical loss factor is assigned to each category of loans that directly relates to the associated risk. In addition to these specific allowances, an additional component of the allowance is computed by applying a factor based on historical loss experience to all loans by type that are not listed on the above referenced schedule. Finally, an additional factor is assigned to the entire portfolio to cover unexpected losses from any borrower that may not be identified. This final component reflects the economic conditions of the market areas served. These factors are multiplied by the balances in each category and totaled to determine the required allowance for loan losses. The actual allowance for loan losses (after charge-offs) is compared with the required level to determine if an additional provision should be made in the current period. The allowance for loan losses was $3,793,105 or 1.41% of outstanding loans, at March 31, 1996 and $3,558,489 or 1.39% of outstanding loans, at December 31, 1995.

The provision for loan losses charged to operations during the first three months was $231,000 in 1996 and $140,000 in 1995. Charge-offs, net of recoveries, were $26,384 or .01% of average loans outstanding, during the three months ended March 31, 1996, as compared to $107,000 or .05% of average loans outstanding, during the same period in 1995. The ratio of non-accrual loans to total loans was .26% at March 31, 1996, .31% at December 31, 1995, and .23% at March 31, 1995. Management believes that reserves and asset values are adequate to facilitate the timely disposition of these assets.

Net Non-Interest Income

Non-interest income increased 1.36% for the first three months of 1996 as compared to the same period a year earlier. This increase is primarily the result of the growth of the Company's credit card department, ATM income and fee income from FGB for operational support provided by Lincoln Bank. The Company expects this income to increase as these departments continue to grow. During October, 1995, Lincoln Bank sold North State Insurance Agency. Consequently, Insurance commission income and related expenses decreased.

Non-interest expense increased $90,517 or 2.93%, for the three-month period ended March 31, 1996, as compared to the same period a year earlier. The increase is a result of the general growth in business volume and the related increase in salaries and employee benefits (resulting from a larger number of employees from two new branch locations) and the reduction in the FDIC insurance premium. During the third quarter of 1995, the FDIC announced that the bank insurance fund (BIF) reached the required level of funding. Accordingly, the deposit premium assessed "well capitalized" commercial banks has been significantly reduced going forward and a rebate of excess premiums paid since June 1, 1995 was distributed in September 1995. Lincoln Bank received a rebate of approximately $130,000; however, Cabarrus Bank is a member of the savings association insurance fund (SAIF) which received no such rebate. Because the SAIF fund has not reached the desired funding level and is not expected to do so for some time, Congress is debating a one time assessment for all SAIF members to equalize the assessment level among financial institutions. Should this occur, the amount of the assessment will significantly impact earnings; however, earnings going forward will improve due to reduced premiums for SAIF members.

Financial Condition

The Company's total assets at March 31, 1996 and 1995, were $386,027,203, and $328,342,306, respectively, and $369,833,439 at December 31, 1995. Average earning assets for the first three months of 1996 were $375,922,000 versus $321,899,000 for the same period a year earlier, an increase of 16.78%. This growth is the result of the strong local economy and the Company's continued expansion of its customer base and market share.

Average loans of $257,893,000 represented 74.34% of average earning assets during the first three months of 1996. During the same period in 1995, average loans totaled $225,363,000, or 75.61% of average earning assets. However, gross loans increased to $268,195,241 at March 31, 1996, a 4.28% increase over loans at December 31, 1995. It is anticipated that general loan growth will continue to mirror the economy generally, although lower interest rates may effect the net interest margins.

Securities averaged $84,988,000 during the three months ended March 31, 1996 versus $70,837,000 for the same period a year ago. The securities portfolio represented 24.50% of earning assets at March 31, 1996 and 23.77% at March 31, 1995. At March 31, 1996, the securities portfolio had unrealized losses of approximately $84,908. A gain of $9,511 was realized during the first quarter of 1996. Securities held to maturity with a carrying value of approximately $30.2 million were scheduled to mature within the next five years. Of this amount, $13.9 million were scheduled to mature within one year. Securities available for sale with a carrying value of $18.5 million were scheduled to mature within the next five years. Of this amount, $8.5 million were scheduled to mature within one year. The Company currently has the ability and intent to hold its investment securities to maturity. Certain debt securities are designated by management as held for sale and are carried at the lower of cost or market because management may sell them before they mature.

Average interest bearing liabilities rose 16.04%, to $312,074,000 in the first three months of 1996, from an average of $268,944,000 in the first three months of 1995. Total deposits increased 15.70% from March 31, 1996 to March 31, 1995, and 3.81% from December 31, 1995 to March 31, 1996.

The Company continues to maintain capital ratios in excess of regulatory minimum requirements. The current capital standards call for a minimum total capital of 8% of risk-adjusted assets, including 4% Tier I capital, and a minimum leverage ratio of Tier I capital to total tangible assets of at least 4-5%. At March 31, 1996, the Company's ratio of total Tier I capital to total assets, adjusted for the loans loss allowance and intangibles, was 8.45% and the Company's ratio of total capital to risk-adjusted assets was 13.48% which includes 12.29% Tier I capital.

Liquidity

The liquidity position of the Company's subsidiaries, Lincoln Bank ("Lincoln") and Cabarrus Bank of North Carolina ("Cabarrus"), is primarily dependent upon their need to respond to withdrawals from deposit accounts and upon the liquidity of their assets. Primary liquidity sources include cash and due from banks, federal funds sold, short-term investment securities and loan repayments. At March 31, 1996, Lincoln Bank had a liquidity ratio of 28.69% and Cabarrus had a liquidity ratio of 23.90%. Management believes the liquidity sources are adequate to meet operating needs. Except as discussed above, there are no known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.

CAROLINA FIRST BANCSHARES, INC.

AVERAGE BALANCE SHEET AS MARCH 31,
(In Thousands)


                                                         1996                         1995
                                             ---------------------------   ------------------------
                                                       Interest                     Interest
                                             Average    Income/  Average   Average  Income/  Average
                                             Balance    Expense    Rate    Balance  Expense   Rate
                                             -------    -------    ----    -------  -------   ----
Assets

Taxable securities                           $ 74,434    $1,139     6.12% $ 60,297   $  878    5.82%
Non-taxable securities                         10,554       148     5.61%   10,540      181    6.87%
Federal funds sold and securities
   purchased with agreements to
   resell                                       4,049        48     4.74%    1,869       35    7.49%
Loans                                         257,893     6,256     9.70%  225,363    5,373    9.54%
                                             --------    ------           --------   ------

   Interest earning assets                    346,930     7,591     8.75%  298,069    6,467    8.68%

Cash and due from banks                        12,803                        9,347
Other assets                                   16,189                       14,483
                                             --------                     --------

Total assets                                 $375,922                     $321,899
                                             ========                     ========

Liabilities and Shareholders' Equity

Interest bearing deposits
  Demand                                     $ 81,769    $  484     2.37% $ 73,601   $  511    2.78%
  Savings                                      41,637       262     2.52%   40,993      308    3.01%
  Time                                        187,117     2,657     5.68%  152,658    1,959    5.13%
Other borrowings                                1,551        29     7.48%    1,692       35    8.27%
                                             --------    ------           --------   ------

   Interest bearing liabilities               312,074     3,432     4.40%  268,944    2,813    4.18%

Other liabilities                              33,678                       28,266
Shareholders' equity                           30,170                       24,689
                                             --------                     --------

Total liabilities and shareholders'
   equity                                    $375,922                     $321,899
                                             ========                     ========

Interest rate spread                                                4.35%                      4.49%


Net interest earned and net
   yield on earning assets                               $4,159     4.86%            $3,654    4.97%
                                                         =======    ====             ======    ====


CAROLINA FIRST BANCSHARES, INC.

RATE/VOLUME ANALYSIS
FOR THE PERIOD ENDED MARCH 31, 1996 AND 1995
(In Thousands)




                                            Increase/
                                            (Decrease)
                                              due to
                                    1995   -----------   1996
                                   Inc/exp Volume Rate  Inc/exp
                                   ------- ------ ----  -------
Interest Income:
  Loans                             5,373    789    94   6,256
  Securities - tax-exempt             181      0   (33)    148
  Securities - taxable                878    216    45   1,139
  Federal funds sold                   35     26   (13)     48
                                    -----  -----   ---   -----

    Total Interest Income           6,467  1,031    93   7,591


Interest Expense:
  Interest Bearing Demand             511     48   (75)    484
  Savings                             308      4   (50)    262
  Time                              1,959    489   209   2,657
  Other Borrowings                     35     (3)   (3)     29
                                    -----  -----   ---   -----

    Total Interest Expense          2,813    539    80   3,432

    Net Interest Income             3,654    492    13   4,159
                                    =====  =====   ===   =====


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




                                        CAROLINA FIRST BANCSHARES, INC.
                                        (Registrant)



Date:  May 10, 1996                      By:     /s/ James E. Burt, III
       ------------------------------        --------------------------------
                                             James E. Burt, III
                                             President



Date:  May 10, 1996                      By:     /s/ Jan H. Hollar
       ------------------------------       --------------------------------
                                             Jan H. Hollar
                                             Principal Accounting Officer