Form 10-Q
period 1996-06-30
CAROLINA FIRST BANCSHARES INC
filed 1996-08-13
CIK 846465

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -----------------------

                         COMMISSION FILE NUMBER 0-17939
                                                -------

                        CAROLINA FIRST BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          NORTH CAROLINA                               56-165582
- ---------------------------------------         -----------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)

          402 East Main Street
       Lincolnton, North Carolina                        28092
- ---------------------------------------         -----------------------
(Address of principal executive office)               (Zip Code)


                                  704-732-2222
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
             -----------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)

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

              1,642,010 SHARES OF COMMON STOCK, PAR VALUE $2.50
              PER SHARE, OUTSTANDING AS OF August 09, 1996
                                           ---------------

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES



INDEX                                                               PAGE
- -----                                                               ----
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets-June 30, 1996
             and December 31, 1995                                   3

             Consolidated Statements of Operations-
             Three and Six Months Ended June 30, 1996
             and 1995                                                4

             Consolidated Statements of Changes in
             Shareholder's Equity-Six Months Ended
             June 30, 1996 and 1995                                  5

             Consolidated Statements of Cash Flows-
             Six Months Ended June 30, 1996 and 1995                 6

             Notes to Consolidated Financial Statements              7

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results of Operations       8-13

PART II.     OTHER INFORMATION                                       14

Signatures                                                           15

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)





                                                              JUNE 30,         DECEMBER 31,
                                                             ----------       --------------
                                                                1996               1995
                                                             ----------       --------------

Assets:
Cash and due from banks                                      $ 13,334,197      $ 14,361,366
Federal funds sold                                               ---              1,030,000
                                                             ------------      ------------

  Total cash and cash equivalents                              13,334,197        15,391,366
Interest bearing deposits in other banks                          383,493           350,128
Securities held to maturity (market value $48,790,289
  in 1996 and $57,660,405 in 1995)                             48,812,004        56,561,646
Securities available for sale (cost of $31,483,764 in
   1996 and $27,335,383 in 1995)                               31,179,908        27,462,764
Loans, net of unearned income ( $341,927 in 1996 and
   $327,450 in 1995)                                          288,104,526       257,177,863
  Allowance for loan losses                                    (4,042,346)       (3,588,489)
                                                             ------------      ------------
  Loans, net                                                  284,062,180       253,589,374

Premises and equipment, net                                     8,890,987         8,572,044
Other real estate owned                                           656,476           683,409
Other assets                                                    7,282,753         7,222,708
                                                             ------------      ------------
Total Assets                                                 $394,601,998      $369,833,439
                                                             ------------      ------------

Liabilities and Shareholders' Equity
Deposits:
   Demand                                                    $ 32,491,155      $ 30,295,524
   Interest bearing demand accounts                            84,925,552        81,171,081
   Savings                                                     41,644,508        41,751,256
   Time, $100,000 and over                                     35,162,625        30,658,383
   Other time                                                 160,437,818       151,726,502
                                                             ------------      ------------
   Total deposits                                             354,661,658       335,602,746
Repurchase agreements                                           4,083,750         ------
Other liabilities                                               3,029,067         3,107,714
                                                             ------------      ------------
Total Liabilities                                             361,774,475       338,710,460

Shareholders' Equity:
  Common stock, $2.50 par value;
    value; authorized --- 5,000,000 shares
    issued and outstanding - 1,638,769 shares in
   1996, and 1,632,458 in 1995                                  4,096,923         4,081,145
  Additional paid-in capital                                   17,428,233        17,377,333
  Retained earnings                                            11,525,211         9,585,436
  Net unrealized loss on available for sale securities           (222,844)           79,065
                                                             ------------      ------------
  Total Shareholders' Equity                                   32,827,523        31,122,979
Commitments and Contingent Liabilities
Total Liabilities and Shareholders' Equity                   $394,601,998      $369,833,439
                                                             ============      ============

Book Value Per Share                                         $      20.03      $      19.06
                                                             ============      ============

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  Quarter Ended                  Six Months Ended
                                                     June 30,                       June 30,
                                             ----------------------------   ------------------------------
                                                 1996            1995           1996             1995
                                             --------------   -----------   --------------   -------------
Interest Income:
Interest and fees on loans................      $6,716,202    $5,704,710      $12,972,363     $11,077,321
Interest and dividends                          ----------    ----------      -----------     -----------
    on securities:
    Taxable income........................       1,143,045       900,649        2,282,601       1,778,547
    Non-taxable income....................         159,919       179,510          308,184         361,031
Interest on federal funds sold............          30,074        77,570           77,616         112,640
                                                ----------    ----------      -----------     -----------
   Total interest income..................       8,049,240     6,862,439       15,640,764      13,329,539

Interest Expense:
Interest on deposits......................       3,423,766     3,118,393        6,826,246       5,896,991
Interest on notes payable.................          82,845         6,853          112,211          41,791
                                                ----------    ----------      -----------     -----------
   Total interest expense.................       3,506,611     3,125,246        6,938,457       5,938,782
                                                ----------    ----------      -----------     -----------
Net Interest Income.......................       4,542,629     3,737,193        8,702,307       7,390,757
Provision for Loan Losses.................         306,000       170,200          537,000         310,200
                                                ----------    ----------      -----------     -----------
Net Credit Income.........................       4,236,629     3,566,993        8,165,307       7,080,557

Other Income:
Charges on deposit accounts...............         519,277       401,895          998,596         796,618
Insurance commissions.....................         118,879       225,720          233,558         464,468
Other service fees and
    commissions...........................         177,748       149,775          369,236         287,047
Mortgage banking income...................          85,768       106,742          205,689         186,235
Securities gains (losses), net............            (870)       ---               8,641         ---
Other income..............................         150,147       145,305          225,062         271,651
                                                ----------    ----------      -----------     -----------
   Total other income.....................       1,050,949     1,029,437        2,040,782       2,006,019

Operating Expenses:
Salaries and benefits.....................       1,826,800     1,636,246        3,603,991       3,289,521
Occupancy and equipment...................         380,229       375,973          770,590         706,528
Federal and other insurance
    premiums..............................          74,057       179,900          145,709         360,624
Office supplies...........................          90,194        97,177          192,975         185,995
Data processing ..........................          97,313       100,874          188,355         197,513
Other expenses............................         908,814       732,550        1,655,613       1,471,849
                                                ----------    ----------      -----------     -----------
   Total operating expenses...............       3,377,407     3,122,720        6,557,233       6,212,030
                                                ----------    ----------
Income Before Income Taxes................       1,910,171     1,473,710        3,648,856       2,874,546
Income Taxes..............................         696,963       487,210        1,316,199         931,891
                                                ----------    ----------      -----------     -----------
Net income................................      $1,213,208    $  986,500      $ 2,332,657     $ 1,942,655
                                                ----------    ----------      -----------     -----------
Net Income Per Common Share...............      $     0.73    $     0.66      $      1.40     $      1.30
                                                ----------    ----------      -----------     -----------
Cash Dividend Per Common Share............      $     0.12    $     0.11      $      0.24     $      0.22
                                                ----------    ----------      -----------     -----------

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)

                                             COMMON STOCK        ADDITIONAL
                                          ------------------       PAID-IN       RETAINED    VALUATION    SHAREHOLDERS'
                                          SHARES      AMOUNT       CAPITAL       EARNINGS     RESERVE        EQUITY
                                         --------  ---------     ----------     ----------   ---------    ------------
BALANCE, DECEMBER 31, 1994               1,402,028  $3,505,070   $12,661,483     $8,231,596   $(509,311)    $23,888,838

ISSUANCE OF STOCK                          150,000     375,000     2,787,088                                  3,162,088

EXERCISE OF STOCK OPTIONS                      668       1,670         6,820                                      8,490

CASH DIVIDEND ($.11 PER SHARE)                                                     (250,793)                   (250,793)

RETIREMENT OF STOCK                           (370)       (925)       (6,548)                                    (7,473)

DIVIDEND REINVESTMENT PLAN                   2,566       6,415        51,320        (57,735)                          0

INCREASE IN UNREALIZED GAIN
    ON SECURITIES AVAILABLE FOR SALE                                                            383,478         383,478

NET INCOME                                                                        1,942,656                   1,942,656
                                         ---------  ----------   -----------    -----------    --------     -----------
BALANCE, JUNE 30, 1995                   1,554,892   3,887,230    15,500,163      9,865,724    (125,833)     29,127,284



BALANCE, DECEMBER 31, 1995               1,632,458   4,081,145    17,377,333      9,585,436      79,065      31,122,979

EXERCISE OF STOCK OPTIONS                    5,912      14,781        40,836                                     55,617

CASH DIVIDEND ($.12 PER SHARE)                                                     (392,882)                   (392,882)

RETIREMENT OF STOCK                         (2,193)     (5,483)      (62,668)                                   (68,151)

DIVIDEND REINVESTMENT PLAN                   2,592       6,480        72,732                                     79,212

INCREASE IN UNREALIZED GAIN
    ON SECURITIES AVAILABLE FOR SALE                                                           (301,909)       (301,909)

NET INCOME                                                                        2,332,657                   2,332,657
                                         ---------  ----------   -----------    -----------    --------     -----------
BALANCE, JUNE 30, 1996                   1,638,769  $4,096,923   $17,428,233    $11,525,211   $(222,844)    $32,827,523
                                         =========  ==========   ===========    ===========    ========     ===========



CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)

                                                                         June 30,          June 30,
                                                                           1996              1995
                                                                        ----------         ---------
OPERATING ACTIVITIES:
Net Income                                                            $  2,332,657      $  1,942,656
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                          370,217           429,936
    Accretion and amortization of securities discounts
      and premiums, net                                                    154,179           131,228
    Provision for loan losses                                              537,000           310,200
    Deferred taxes (benefit)                                              (345,186)          661,109
    Gains on sales of securities available for sale                           (900)               --
    Gains on calls and maturities of securities held to maturity            (8,490)               --
    Losses on calls and maturities of securities held to maturity              750                --
    Losses (gains) on sales of equipment, net                               (4,097)               74
    Gains on sales of real estate, net                                     (46,701)               --
    Federal Home Loan Bank stock dividend                                  (39,012)          (38,904)
    Increase in repurchase agreements                                    4,083,750                --
    Decrease (increase) in other assets                                     54,791          (596,941)
    Increase (decrease) in other liabilities                               (69,494)          318,177
                                                                      ------------      ------------
       Net cash provided by operating activities                         7,019,464         3,157,535
                                                                      ------------      ------------

INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale                3,091,510           577,699
Proceeds from sales of securities available for sale                     3,500,000                --
Purchases of securities available for sale                             (10,836,689)       (7,582,715)
Proceeds from calls and maturities of securities held to maturity       12,763,776         4,017,942
Purchases of securities held to maturity                                (5,074,375)       (1,563,605)
Purchases and maturities of certificates of deposit, net                   (33,365)         (391,950)
Originations of loans, net                                             (30,754,157)      (13,254,531)
Proceeds from sale of real estate                                          270,175           231,111
Increase in investment in joint ventures                                        --           (39,200)
Proceeds from sales of premises and equipment                                9,852                10
Capital expenditures                                                      (736,915)         (463,818)
                                                                      ------------      ------------
     Net cash used in investing activities                             (27,800,188)      (18,469,057)
                                                                      ------------      ------------

FINANCING ACTIVITIES:
Increase in time deposits, net                                          13,215,558        16,036,829
Net increase in other deposits, net                                      5,843,354         3,238,802
Repayment of notes payable                                                  (9,153)           (8,878)
Repurchase of stock                                                        (68,151)           (7,473)
Payment of cash dividends and fractional shares                           (392,882)         (308,528)
Issuance of stock                                                          134,829         3,228,313
                                                                      ------------      ------------
     Net cash provided by financing activities                          18,723,555        22,179,065
                                                                      ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (2,057,169)        6,867,543

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            15,391,366        11,526,564
                                                                      ------------      ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                $ 13,334,197      $ 18,394,107
                                                                      ============      ============

Supplemental disclosures of cash flow information:
     Interest paid                                                    $  6,844,203      $  5,680,193
     Income taxes paid                                                   1,696,157         2,127,700

Supplemental disclosure on noncash investing and
  financing activities:
     Decrease in net unrealized loss                                      (301,909)         (125,833)
     Assets transferred to other real estate                               255,649            98,000
     Transferred from investment securities to securities
       available for sale                                                       --                --

Disclosure of accounting policy:
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, due from banks and federal funds sold.

See accompanying notes to consolidated financial statements.

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Carolina First BancShares, Inc. and Subsidiary Companies as of June 30, 1996 and December 31, 1995 the results of operations for the three-month and six-month periods ended June 30, 1996 and 1995, and cash flows for the six-month periods ended June 30, 1996 and 1995.

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

3. The results of operations for the three-month and six-month periods ended June 30, 1996 and 1995, are not necessarily indicative of the results that might be expected for the full year ending December 31, 1996 and 1995.

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

                                     Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

The following discussion and analysis sets forth the major factors which affected the Company's results of operations and financial condition reflected in the unaudited financial statements for the three-month and six-month periods ended June 30, 1996 and 1995.

General

Net income for the quarter ended June 30, 1996, was $1,213,208, or $ .73 per share, compared to income of $986,500, or $ .66 per share, for the same period in 1995. Net income for the six-months ended June 30, 1996, was $2,332,657, or $ .24 per share, compared to $1,942,655, or $ .22 per share, for the same period in 1995.

During June, 1995, the Company sold 150,000 shares of newly issued common stock on a best efforts basis. The stock was sold for $22.50 per share or, $21.43 adjusted for a 5% stock dividend paid on December 22, 1995, and generated in excess of $3.1 million of capital.


Net Interest Income/Margins

Net interest income of $8,702,703 during the first six-months of 1996 resulted from a net interest margin of 4.91% on average earning assets of $355.7 million. This compares with a net interest margin of 4.94% on average earning assets of $300.0 million generating net interest income of $7,390,757 for the same period in 1995. Interest rates decreased slightly during the first quarter of 1996, but have remained stable since. Each decrease in the prime lending rate initially decreases the Company's net interest income since a large number of loans are tied to the prime lending rate and are directly and immediately effected. However, with the passage of time, interest sensitive liabilities will decrease and the Company's interest margins should stabilize. The increase in loan demand experienced by the Company positively affects the net interest margin, as noted by the large volume related increase, and is an indicator of the continued expanding local economy. The increase in net interest income consists of an decrease of $43,000 relative to rate and an increase of $1,355,000 relative to volume.

Management reviews asset/liability volumes and rates on a weekly basis. As Carolina First's loans have continued to grow, the funds have been obtained primarily through customer deposits. Deposit and loan rates are adjusted as market conditions and Company needs allow.

Analysis of average balances and interest rates for the six months ended June 30, 1996 and 1995, is presented on pages 12 and 13 of this report. Such analysis is presented on a fully-taxable equivalent basis at the federal statutory rate of 34%.

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

On a monthly basis, Carolina First reviews the adequacy of its allowance for loan losses. The loan review staff prepares a listing of loans believed to be deserving of a closer review by management. These loans are rated as to the presumed collectibility, and a statistical loss factor is assigned to each category of loans that directly relates to the associated risk. In addition to these specific allowances, an additional component of the allowance is computed by applying a factor based on historical loss experience to all loans by type that are not listed on the above referenced schedule. Finally, an additional factor is assigned to the entire portfolio to cover unexpected losses from any borrower that may not be identified. This final component reflects the economic conditions of the market areas served. These factors are multiplied by the balances in each category and totaled to determine the required allowance for loan losses. The actual allowance for loan losses (after charge-offs) is compared with the required level to determine if an additional provision should be made in the current period. The allowance for loan losses was $4,042,346 or 1.40% of outstanding loans, at June 30, 1996 and $3,588,489 or 1.39% of outstanding loans, at December 31, 1995.

The provision for loan losses charged to operations during the first six months was $537,000 in 1996 and $310,200 in 1995. Charge-offs, net of recoveries, were $83,142 or .03% of average loans outstanding, during the six months ended June 30, 1996, as compared to $116,068 or .05% of average loans outstanding, during the same period in 1995. The ratio of non-accrual loans to total loans was .20% at June 30, 1996, .31% at December 31, 1995, and .21% at June 30,
1995. Management believes that reserves and asset values are adequate to facilitate the timely disposition of these assets.

Net Non-Interest Income

Non-interest income increased 1.73% for the first six months of 1996 as compared to the same period a year earlier. This increase is primarily the result of the growth of the Company's credit card department, ATM income and fee income from FGB for operational support provided by Lincoln Bank. The Company expects this income to increase as these departments continue to grow. During October, 1995, Lincoln Bank sold North State Insurance Agency. Consequently, Insurance commission income and related expenses decreased.

Non-interest expense increased $345,203 or 5.56%, for the six-month period ended June 30, 1996, as compared to the same period a year earlier. The increase is a result of the general growth in business volume and the related increase in salaries and employee benefits (resulting from a larger number of employees from two new branch locations) and the reduction in the FDIC insurance premium. During the third quarter of 1995, the FDIC announced that the bank insurance fund (BIF) reached the required level of funding. Accordingly, the deposit premium assessed "well capitalized" commercial banks has been significantly reduced going forward and a rebate of excess premiums paid since June 1, 1995 was distributed in September 1995. Lincoln Bank received a rebate of approximately $130,000; however, Cabarrus Bank is a member of the savings association insurance fund (SAIF) which received no such rebate. Because the SAIF fund has not reached the desired funding level and is not expected to do so for some time, Congress is debating a one time assessment for all SAIF members to equalize the assessment level among financial institutions. Should this occur, the amount of the assessment will significantly impact earnings; however, earnings going forward will improve due to reduced premiums for SAIF members.

Financial Condition

The Company's total assets at June 30, 1996 and 1995, were $394,601,998, and $343,428,386, respectively, and $369,833,439 at December 31, 1995. Average earning assets for the first six months of 1996 were $355,748,000 versus $300,020,000 for the same period a year earlier, an increase of 18.51%. This growth is the result of the strong local economy and the Company's continued expansion of its customer base and market share.

Average loans of $268,052,000 represented 75.35% of average earning assets during the first six months of 1996. During the same period in 1995, average loans totaled $225,928,000, or 75.30% of average earning assets. However, gross loans increased to $288,104,526 at June 30, 1996, a 12.03% increase over loans at December 31, 1995. It is anticipated that general loan growth will continue to mirror the economy generally, although lower interest rates may effect the net interest margins.

Securities averaged $84,223,000 during the six months ended June 30, 1996 versus $70,314,000 for the same period a year ago. The securities portfolio represented 23.67% of earning assets at June 30, 1996 and 23.44% at June 30, 1995. At June 30, 1996, the securities portfolio had unrealized losses of approximately $222,844. A loss of $870 was realized during the first half of 1996. Securities held to maturity with a carrying value of approximately $38.9 million were scheduled to mature within the next five years. Of this amount, $10.5 million were scheduled to mature within one year. Securities available for sale with a carrying value of $27.8 million were scheduled to mature within the next five years. Of this amount, $9.5 million were scheduled to mature within one year. The Company currently has the ability and intent to hold its investment securities to maturity. Certain debt securities are designated by management as held for sale and are carried at the lower of cost or market because management may sell them before they mature.

Average interest bearing liabilities rose 11.70%, to $319,542,000 in the first six months of 1996, from an average of $274,533,000 in the first six months of 1995. Total deposits increased 13.71% from June 30, 1996 to June 30, 1995, and 5.68% from December 31, 1995 to June 30, 1996.

The Company continues to maintain capital ratios in excess of regulatory minimum requirements. The current capital standards call for a minimum total capital of 8% of risk-adjusted assets, including 4% Tier I capital, and a minimum leverage ratio of Tier I capital to total tangible assets of at least 4-5%. At June 30, 1996, the Company's ratio of total Tier I capital to total assets, adjusted for the loans loss allowance and intangibles, was 8.52% and the Company's ratio of total capital to risk-adjusted assets was 13.19% which includes 11.94% Tier I capital.

Liquidity

The liquidity position of the Company's subsidiaries, Lincoln Bank ("Lincoln") and Cabarrus Bank of North Carolina ("Cabarrus"), is primarily dependent upon their need to respond to withdrawals from deposit accounts and upon the liquidity of their assets. Primary liquidity sources include cash and due from banks, federal funds sold, short-term investment securities and loan repayments. At June 30, 1996, Lincoln Bank had a liquidity ratio of 27.31% and Cabarrus had a liquidity ratio of 18.87%. Management believes the liquidity sources are adequate to meet operating needs. Except as discussed above, there are no known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.

CAROLINA FIRST BANCSHARES, INC.
AVERAGE BALANCE SHEET AS JUNE 30,
(In Thousands)


                                                     1996                           1995
                                                     ----                           ----

                                                   INTEREST                       INTEREST
                                        AVERAGE     INCOME/   AVERAGE   AVERAGE   INCOME/  AVERAGE
                                        BALANCE     EXPENSE    RATE     BALANCE   EXPENSE   RATE
                                        -------    ---------  -------   -------   --------  ------
Assets

Taxable securities                       $ 72,728   $ 2,283      6.28%  $ 59,839  $ 1,779    5.95%
Non-taxable securities                     11,495       308      5.36%    10,475      361    6.89%
Federal funds sold and securities
   purchased with agreements to
   resell                                   3,473        78      4.49%     3,778      113    5.98%
Loans                                     268,052    12,972      9.68%   225,928   11,077    9.81%
                                         --------   -------             --------  --------

   Interest earning assets                355,748    15,641      8.79%   300,020   13,330    8.89%
                                         --------   -------      ----   --------  -------    ----

Cash and due from banks                  $ 13,186                       $ 10,054
Other assets                               16,369                         16,015
                                         --------                       --------

Total assets                             $385,303                       $326,089
                                         ========                       ========

Liabilities and Shareholders' Equity

Interest bearing deposits
  Demand                                 $ 83,706   $   973      2.32%  $ 74,990  $ 1,046    2.79%
  Savings                                  41,066       514      2.50%    41,155      622    3.02%
  Time                                    190,194     5,339      5.61%   157,415    4,229    5.37%
Other borrowings                            4,576       112      4.90%       973       42    8.63%
                                         --------   -------      ----   --------  -------

   Interest bearing liabilities           319,542     6,938      4.34%   274,533    5,939    4.33%
                                         --------   -------      ----   --------  -------    ----

Other liabilities                          34,883                         26,182
Shareholders' equity                       30,878                         25,374
                                         --------                       --------

Total liabilities and shareholders'
   equity                                $385,303                       $326,089
                                         ========                       ========

Interest rate spread                                             4.45%                       4.56%
                                                                 ====                        ====


Net interest earned and net
   yield on earning assets                          $ 8,703      4.91%            $ 7,391    4.94%
                                                    =======      ====             =======    ====

CAROLINA FIRST BANCSHARES, INC.
RATE / VOLUME ANALYSIS
FOR THE PERIOD ENDED JUNE 30, 1996 AND 1995
(In Thousands)





                                                    Increase/(Decrease)
                                                         due to
                                           1995     Volume     Rate      1996
                                          Inc/exp                       Inc/exp
                                          -------   ------     ----     -------
Interest Income:
  Loans                                    11,077     2,039      (144)   12,972
  Securities - tax - exempt                   361        27       (80)      308
  Securities - taxable                      1,779       405        99     2,283
  Federal funds sold & interest bearing
     balances in other banks                  113        (7)      (28)       78
                                           ------     -----      ----    ------

     Total Interest Income                 13,330     2,464      (153)   15,641


Interest Expense:
  Interest Bearing Demand                   1,046       101      (174)      973
  Savings                                     622        (1)     (107)      514
  Time                                      4,229       920       190     5,339
  Other Borrowings                             42        88       (18)      112
                                           ------     -----      ----    ------

     Total Interest Expense                 5,939     1,109      (110)    6,938
                                           ------     -----      ----    ------

     Net Interest Income                    7,391     1,355       (43)    8,703
                                           ======     =====      ====    ======

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




                                          CAROLINA FIRST BANCSHARES, INC.
                                          -------------------------------
                                                   (Registrant)



Date:  August 9, 1996                      By:  /s/ James E. Burt, III
       -----------------------------            -------------------------
                                                James E. Burt, III
                                                President



Date:  August 9, 1996                      By: /s/ Jan H. Hollar
       ------------------------------          ---------------------------
                                               Jan H. Hollar
                                               Principal Accounting Officer