Form 10-Q
period 1996-09-30
CAROLINA FIRST BANCSHARES INC
filed 1996-11-13
CIK 846465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________ to_____________________

                         COMMISSION FILE NUMBER 0-17939

                         CAROLINA FIRST BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

NORTH CAROLINA                                                  56-165582
(State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)

402 East Main Street
Lincolnton, North Carolina                                              28092
(Address of principal executive office)                              (Zip Code)

                                  704-732-2222
              (Registrant's telephone number, including area code)

                                      N/A
              (Former name, former address, and former fiscal year,
                          if changed since last report)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X           No

              2,052,612 SHARES OF COMMON STOCK, PAR VALUE $2.50 PER SHARE,
                       OUTSTANDING AS OF October 31, 1996

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES

INDEX                                                                                 PAGE

PART I.           FINANCIAL INFORMATION

Item 1.               Financial Statements

                  Consolidated Balance Sheets - September 30, 1996
                  and December 31, 1995                                                 3

                  Consolidated Statements of Operations -
                  Three and Nine Months Ended September 30, 1996
                  and 1995                                                              4

                  Consolidated Statements of Changes in
                  Shareholder's Equity - Nine Months Ended
                  September 30,1996 and 1995                                            5

                  Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 1996 and 1995                         6

                  Notes to Consolidated Financial Statements                            7

Item 2.                Management's Discussion and Analysis
                       of Financial Condition and Results of Operations             8 - 13

PART II.          OTHER INFORMATION                                                    14

Signatures                                                                             15

      CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
      ---------------------------------------------------
      CONSOLIDATED BALANCE SHEETS (UNAUDITED)
      ---------------------------------------------------







                                                                                                SEPTEMBER 30,          DECEMBER 31,
                                                                                               -------------          -------------
                                                                                                    1996                   1995
                                                                                               -------------          -------------
Assets:
Cash and due from banks ............................................................          $  18,103,189           $  14,361,366
 Federal funds sold ................................................................              9,200,000               1,030,000
                                                                                              -------------           -------------
   Total cash and cash equivalents .................................................             27,303,189              15,391,366
 Interest bearing deposits in other banks ..........................................                419,403                 350,128
 Investment securities (market value $45,560,385
   in 1996 and $54,730,102 in 1995) ................................................             45,445,344              56,561,646
 Securities available for sale (cost of $30,434,847 in
    1996 and $24,604,587 in 1995) ..................................................             30,745,206              27,462,764
 Loans, net of unearned income ( $366,070 in 1996 and
    $311,830 in 1995) ..............................................................            300,411,632             257,177,863
   Allowance for loan losses .......................................................             (4,255,432)             (3,588,489)
                                                                                              -------------           -------------
   Loans, net ......................................................................            296,156,200             253,589,374

 Premises and equipment, net .......................................................              9,200,156               8,572,044
 Other real estate owned ...........................................................                651,514                 683,409
 Other assets ......................................................................              7,397,404               7,222,708
                                                                                              -------------           -------------
 Total Assets ......................................................................          $ 417,318,416           $ 369,833,439
                                                                                              =============           =============

 Liabilities and Shareholders' Equity
 Deposits:
    Demand .........................................................................          $  38,635,655           $  30,295,524
    Interest bearing demand accounts ...............................................             87,154,025              81,171,081
    Savings ........................................................................             40,259,124              41,751,256
    Time, $100,000 and over ........................................................             37,625,007              30,658,383
    Other time .....................................................................            169,495,362             151,726,502
                                                                                              -------------           -------------
    Total deposits .................................................................            373,169,173             335,602,746
 Repurchase agreements .............................................................              4,444,004                    --
 Other liabilities .................................................................              5,989,356               3,107,714
                                                                                              -------------           -------------
 Total Liabilities .................................................................            383,602,533             338,710,460

 Shareholders' Equity:
   Common stock, $2.50 par value;
    authorized --- 5,000,000 shares;
     issued and outstanding - 2,051,727 shares in
    1996, and 1,555,892 shares in 1995 .............................................              5,129,318               4,081,145
   Additional paid-in capital ......................................................             17,494,821              17,377,333
   Retained earnings ...............................................................             11,230,139               9,585,436
   Net unrealized loss on available for sale securities                                            (138,395)                 79,065
                                                                                              -------------           -------------
   Total Shareholders' Equity ......................................................             33,715,883              31,122,979
 Commitments and Contingent Liabilities ............................................                   --                      --
 Total Liabilities and Shareholders' Equity ........................................          $ 417,318,416           $ 369,833,439
                                                                                              =============           =============

 Book Value Per Share ..............................................................          $       16.43           $       19.06
                                                                                              =============           =============

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
-----------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------






                                              Quarter Ended           Nine Months Ended
                                               September 30,           September 30,
                                      --------------------------------------------------------
                                           1996         1995         1996           1995
                                       --------------------------  --------------------------
Interest Income:
Interest and fees on loans ..........   $7,094,420   $6,027,641   $20,066,783   $17,104,962
Interest and dividends on securities:
    Taxable income ..................    1,048,416    1,041,887     3,331,017     2,820,434
    Non-taxable income ..............      146,869      177,413       455,053       538,444
Interest on federal funds sold ......       56,778       97,452       134,394       210,092
                                        ----------   -----------  -----------   -----------
   Total interest income ............    8,346,483    7,344,393    23,987,247    20,673,932

Interest Expense:
Interest on deposits ................    3,563,019    3,345,282    10,389,265     9,242,273
Interest on notes payable ...........       28,874        2,553        80,461        41,019
Interest on repurchase accounts .....       53,331         --         113,955          --
                                        ----------   -----------  -----------   -----------
   Total interest expense ...........    3,645,224    3,347,835    10,583,681     9,283,292
                                        ---------    ----------   -----------   -----------

Net Interest Income .................    4,701,259    3,996,558    13,403,566    11,390,640
Provision for Loan Losses ...........      284,000      180,000       821,000       490,200
                                        ----------   -----------  -----------   -----------

Net Credit Income ...................    4,417,259    3,816,558    12,582,566    10,900,440

Other Income:
Charges on deposit accounts .........      545,104      438,967     1,543,700     1,235,585
Insurance commissions ...............      155,447      230,086       389,005       694,554
Other service fees and commissions ..      198,307      175,001       567,543       462,048
Mortgage banking income .............       96,306       94,549       301,995       280,784
Securities gains (losses), net ......            4          894         8,645           894
Other income ........................      176,546      352,499       401,608       624,150
                                        ----------   -----------  -----------   -----------
   Total other income ...............    1,171,714    1,291,996     3,212,496     3,298,015

Operating Expenses:
Salaries and benefits ...............    1,976,495    1,750,851     5,580,486     5,043,697
Occupancy and equipment .............      433,126      362,038     1,203,716     1,068,566
Federal and other insurance premiums       517,265       51,732       662,974       412,356
Office supplies .....................      138,943       99,375       331,918       285,370
Data processing .....................       97,062      100,029       285,417       297,542
Other expenses ......................      835,502    1,046,797     2,491,115     2,518,646
                                        -----------  -----------  ----------    ----------
   Total operating expenses .........    3,998,393    3,410,822    10,555,626     9,626,177
                                        -----------   ----------- -----------   -----------

Income Before Income Taxes ..........    1,590,580    1,697,732     5,239,436     4,572,278
Income Taxes ........................      590,078      611,031     1,906,277     1,542,922
                                        -----------  -----------  ----------    ----------

Net income ..........................   $1,000,502   $1,086,701   $ 3,333,159   $ 3,029,356
                                        ===========  ===========  ===========   ===========

Net Income Per Common Share .........   $     0.48   $     0.53   $      2.08   $      2.09
                                        ==========   ===========  ===========   ===========


CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)


                                                      COMMON STOCK             ADDITIONAL
                                               --------------------------       PAID-IN        RETAINED    VALUATION   SHAREHOLDERS'
                                                  SHARES        AMOUNT          CAPITAL        EARNINGS     RESERVE       EQUITY
                                               -------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1994 .................    1,402,028    $ 3,505,070    $ 12,661,483    $ 8,231,596    ($509,311)    $23,888,838

ISSUANCE OF STOCK ..........................      150,000        375,000       2,787,088                                   3,162,088

EXERCISE OF STOCK OPTIONS ..................        1,668          4,170          15,140                                      19,310

CASH DIVIDEND ($.11 PER SHARE) .............                                                  (421,940)                    (421,940)

RETIREMENT OF STOCK ........................        (370)          (925)         (6,548)                                     (7,473)

DIVIDEND REINVESTMENT PLAN .................        2,566          6,415          51,320       (57,735)                            0

CHANGE IN UNREALIZED LOSS
    ON SECURITIES AVAILABLE FOR SALE .......                                                                  431,490        431,490

NET INCOME .................................                                                  3,029,356                    3,029,356
                                                ---------    -----------    ------------    -----------    ----------    -----------
BALANCE, SEPTEMBER 30, 1995 ................    1,555,892      3,889,730      15,508,483     10,781,277      (77,821)     30,101,669




BALANCE, DECEMBER 31, 1995 .................    1,632,458      4,081,145      17,377,333      9,585,436        79,065     31,122,979

EXERCISE OF STOCK OPTIONS ..................        7,657         19,143          56,113                                      75,256

CASH DIVIDEND ($.12 PER SHARE) .............                                                  (639,195)                    (639,195)

25% STOCK DIVIDEND .........................      409,586      1,023,965                     1,049,261)                     (25,296)

RETIREMENT OF STOCK ........................      (3,078)        (7,695)        (86,717)                                    (94,412)

DIVIDEND REINVESTMENT PLAN .................        5,104         12,760         148,092                                     160,852

CHANGE IN UNREALIZED GAIN
    ON SECURITIES AVAILABLE FOR SALE .......                                                                (217,460)      (217,460)

NET INCOME .................................                                                  3,333,159                    3,333,159
                                                ---------    -----------    ------------    -----------    ----------    -----------
BALANCE, SEPTEMBER 30, 1996 ................    2,051,727    $ 5,129,318    $ 17,494,821   $ 11,230,139    ($138,395)    $33,715,883
                                                =========    ===========    ============   ============    ==========    ===========


CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
-----------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)
-----------------------------------------------------------------------

                                                                                                  September 30,      September 30,
                                                                                                   1996               1995
                                                                                                ----------------    --------------
Operating Activities:
Net Income ...............................................................................       $  3,333,159         $  3,029,356
Adjustments to reconcile net income to net cash provided by  operating activities:
    Depreciation and amortization ........................................................            714,901              653,331
    Accretion and amortization of securities discounts
      and premiums, net ..................................................................            218,191              184,397
    Provision for loan losses ............................................................            821,000              490,200
    Deferred taxes (benefit) .............................................................           (345,186)             661,109
    Gains on calls and maturities of securities held to maturity .........................             (8,490)                (894)
    Losses on sales of securities held to maturity .......................................                750                 --
    Losses (gains) on sales of equipment, net ............................................             (2,417)                 381
    Gains on sales of real estate, net ...................................................            (86,943)            (131,270)
    Federal Home Loan Bank stock dividend ................................................            (58,732)             (58,678)
    Increase in repurchase agreements ....................................................          4,444,004                 --
    Increase (decrease) in other assets ..................................................            112,744             (609,865)
    Increase in other liabilities ........................................................            895,453            1,116,112
                                                                                                 ------------         ------------
       Net cash provided by operating activities .........................................         10,038,434            5,334,179
                                                                                                 ------------         ------------
Investing Activities:
Proceeds from maturities of securities available for sale ................................          7,178,228            5,571,613
Proceeds from sales of securities available for sale .....................................          3,500,000                 --
Purchases of securities available for sale ...............................................        (14,396,374)         (11,553,456)
Proceeds from calls and maturities of securities held to maturity ........................         16,099,810            8,461,038
Purchases of securities held to maturity .................................................         (5,074,375)         (10,893,857)
Purchases and maturities of certificates of deposit, net .................................            (69,275)                --
Originations of loans, net ...............................................................        (43,463,229)         (24,242,298)
Proceeds from sale of real estate ........................................................            346,879              411,345
Decrease in investment in joint ventures .................................................               --                 28,307
Proceeds from sales of premises and equipment ............................................              6,130                   60
Capital expenditures .....................................................................         (1,284,226)          (1,018,753)
                                                                                                 ------------         ------------
     Net cash used in investing activities ...............................................        (37,156,432)         (33,236,001)
                                                                                                 ------------         ------------
Financing Activities:
Increase in time deposits, net ...........................................................          24,735,484           26,980,034
Increase in other deposits, net ..........................................................          12,830,943            5,791,424
Repayment of notes payable ...............................................................            (13,811)             (13,377)
Term federal funds purchased .............................................................          2,000,000                 --
Repurchase of stock ......................................................................            (94,412)              (7,473)
Payment of cash dividends and fractional shares ..........................................           (664,491)            (421,940)
Issuance of stock ........................................................................            236,108            3,181,398
                                                                                                 ------------         ------------
     Net cash provided by financing activities ...........................................         39,029,821           35,510,066
                                                                                                 ------------         ------------
Net Increase (Decrease) in Cash and Cash Equivalents .....................................         11,911,823            7,608,244

Cash and Cash Equivalents, Beginning of Year .............................................         15,391,366           11,526,564
                                                                                                 ============         ============
Cash and Cash Equivalents, End of Year ...................................................       $ 27,303,189         $ 19,134,808
                                                                                                 ============         ============
Supplemental disclosures of cash flow information:
     Interest paid .......................................................................       $ 10,442,307         $  8,891,732
     Income taxes paid ...................................................................          2,666,157            2,127,700

Supplemental disclosure on noncash investing and financing activities:
     Decrease in net unrealized loss .....................................................           (217,460)             (77,821)
     Assets transferred to other real estate .............................................            289,649              137,339
     Transferred from investment securities to securities available for sale .............               --                   --
                                                                                                 ============         ============
Disclosure of accounting policy:
For purposes of reporting cash flows, cash and cash equivalents  include cash on hand, due from banks and federal funds sold.

See accompanying notes to consolidated financial statements.

                                        6

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  In the  opinion  of  Management,  the  accompanying  consolidated  financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Carolina First BancShares, Inc. and Subsidiary Companies as of September 30, 1996 and December 31, 1995 the results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995, and cash flows for the nine-month periods ended September 30, 1996 and 1995.

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

3. The results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995, are not necessarily indicative of the results that might be expected for the full year ending December 31, 1996 and 1995.

4. The Company's Board of Directors declared a 5% stock dividend payable December 22, 1995 and a 25% stock dividend payable August 23, 1996. The market value of the common stock at December 22, 1995 was $27.00 ($21.60 adjusted for the 25% stock dividend) and $27.60 at August 23, 1996. Earnings per share for the periods presented have been computed after giving retroactive effect to the stock dividend.

                                     Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

The following discussion and analysis sets forth the major factors which affected the Company's results of operations and financial condition reflected in the unaudited financial statements for the three-month and nine-month periods ended September 30, 1996 and 1995.

General

Profits from operations for the quarter ended September 30, 1996, was $1,284,713, or $.61 per share of common stock, excluding a one time assessment for all savings associations insurance fund (SAIF) members. Net income, including this assessment, for the quarter ended September 30, 1996, was $1,000,502, or $.48 per share, compared to net income of $1,086,701, or $.53 per share, for the same period in 1995. Net income for the nine-months ended September 30, 1996, was $3,333,159, or $2.08 per share, compared to $3,029,356, or $2.09 per share, for the same period in 1995.

Net Interest Income/Margins

Net interest income of $13,403,566 during the first nine-months of 1996 resulted from a net interest margin of 4.93% on average earning assets of $362.3 million. This compares with a net interest margin of 4.92% on average earning assets of $308.3 million generating net interest income of $11,390,640 for the same period in 1995. Interest margins are being reduced as competition increases for market share. The Company has been able to sustain the strong net interest margin as the growth in average earning assets has increased more than average interest bearing liabilities. This is the result of both increased capital and minimal increases in noninterest earning assets. Interest rates decreased slightly during the first quarter of 1996, but have remained stable since. Each decrease in the prime lending rate initially decreases the Company's net interest income since a large number of loans are tied to the prime lending rate and are directly and immediately effected. However, with the passage of time, interest sensitive liabilities will decrease and the Company's interest margins should stabilize. The increase in loan demand experienced by the Company positively affects the net interest margin, as noted by the large volume related increase, and is an indicator of the continued expanding local economy. The increase in net interest income consists of an decrease of $110,000 relative to rate and an increase of $2,122,000 relative to volume.

Management reviews asset/liability volumes and rates on a weekly basis. As Carolina First's loans have continued to grow, the funds have been obtained primarily through customer deposits and the maturing of investment securities. Deposit and loan rates are adjusted as market conditions and Company needs allow.

Analysis of average balances and interest rates for the nine months ended September 30, 1996 and 1995, is presented on pages 12 and 13 of this report. Such analysis is presented on a fully-taxable equivalent basis at the federal statutory rate of 34 %.

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

On a monthly basis, the Company reviews the adequacy of its allowance for loan losses. The loan review staff prepares a listing of loans believed to be deserving of a closer review by management. These loans are rated as to the presumed collectibility, and a statistical loss factor is assigned to each category of loans that directly relates to the associated risk. In addition to these specific allowances, an additional component of the allowance is computed by applying a factor based on historical loss experience to all loans by type that are not listed on the above referenced schedule. Finally, an additional factor is assigned to the entire portfolio to cover unexpected losses from any borrower that may not be identified. This final component reflects the economic conditions of the market areas served. These factors are multiplied by the balances in each category and totaled to determine the required allowance for loan losses. The actual allowance for loan losses (after charge-offs) is compared with the required level to determine if an additional provision should be made in the current period. The allowance for loan losses was $4,255,432 or 1.42% of outstanding loans, at September 30, 1996 and $3,588,489 or 1.39% of outstanding loans, at December 31, 1995. The provision for loan losses charged to operations during the first nine months was $821,000 in 1996 and $490,200 in 1995. The increase in the provision was a result of the large growth in outstanding loans and not a deterioration of the loan portfolio. Charge-offs, net of recoveries, were $154,056 or .06% of average loans outstanding, during the nine months ended September 30, 1996, as compared to $227,239 or .10% of average loans outstanding, during the same period in 1995. The ratio of non-accrual loans to total loans was .17% at September 30, 1996, .31% at December 31, 1995, and .24% at September 30, 1995. Management believes that reserves and asset values are adequate to facilitate the timely disposition of these assets.

Net Non-Interest Income

Non-interest income decreased 2.59% for the first nine months of 1996 as compared to the same period a year earlier because of two events that took place in 1995. During October 1995, Lincoln Bank sold North State Insurance Agency. Consequently, Insurance commission income and related expenses decreased for the first nine months of 1996 compared to 1995. The disposition of various real estate parcels during the third quarter of 1995 resulted in additional income. Non-interest income from core operations continues to increase as the Company expands fee income areas such as trust services and credit cards.

Non-interest expense increased $929,449 or 9.66%, for the nine-month period ended September 30, 1996, as compared to the same period a year earlier. The increase is a result of the general growth in business volume and the related increase in salaries and employee benefits (resulting from a larger number of employees from new branch locations) and the reduction in the FDIC insurance premium. During the third quarter of 1995, the FDIC announced that the bank insurance fund (BIF) reached the required level of funding. Accordingly, the deposit premium assessed "well capitalized" commercial banks was significantly reduced going forward and a rebate of excess premiums paid since June 1, 1995 was distributed in September 1995. While approximately two thirds of the Company's deposits are insured under the BIF, the remaining amount is insured under the SAIF. These deposits represent those at Cabarrus and a small amount at Lincoln. On September 30, 1996, Congress levied a one-time assessment for all SAIF members to enable the SAIF to reach the required level of funding. This assessment was $440,000 for the Company or $.13 per share. Insurance premiums should be reduced as a result of the fund reaching the desired levels.

Financial Condition

The Company's total assets at September 30, 1996 and 1995, were $417,318,416 and $358,692,034, respectively, and $369,833,439 at December 31, 1995. Average earning assets for the first nine months of 1996 were $362,297,000 versus $308,280,000 for the same period a year earlier, an increase of 17.52%. This growth is the result of the strong local economy and the Company's continued expansion of its customer base and market share.

Average loans of $276,562,000 represented 76.34% of average earning assets during the first nine months of 1996. During the same period in 1995, average loans totaled $229,694,000, or 74.60% of average earning assets. Gross loans increased to $300,411,632 at September 30, 1996, a 16.81% increase over loans at December 31, 1995. It is anticipated that general loan growth will continue to mirror the economy generally, however, competition for quality loans may adversly effect the net interest margins.

Securities averaged $81,865,000 during the nine months ended September 30, 1996 versus $73,541,000 for the same period a year ago. The securities portfolio represented 22.60% of earning assets at September 30, 1996 and 23.86% at September 30, 1995. The Company shifted funds from the securities portfolio into the loan portfolio in an effort to capitalize on the strong loan demand in our markets and to increase net interest income. At September 30, 1996, the securities portfolio had unrealized losses of approximately $138,395. A gain of $8,645 was realized during the three quarters of 1996. Securities held to maturity with a carrying value of approximately $35.9 million were scheduled to mature within the next five years. Of this amount, $9.4 million were scheduled to mature within one year. Securities available for sale with a carrying value of $28.3 million were scheduled to mature within the next five years. Of this amount, $7.5 million were scheduled to mature within one year. The Company currently has the ability and intent to hold its investment securities to maturity. Certain debt securities are designated by management as held for sale and are carried at the lower of cost or market because management may sell them before they mature.

Average interest bearing liabilities rose 15.53%, to $324,509,000 in the first nine months of 1996, from an average of $280,893,000 in the first nine months of 1995. Total deposits increased 14.68% from September 30, 1996 to September 30, 1995, and 11.19% from December 31, 1995 to September 30, 1996. As the Company gains market share and opens additional offices, deposits will continue to increase.

The Company continues to maintain capital ratios in excess of regulatory minimum requirements. The current capital standards call for a minimum total capital of 8% of risk-adjusted assets, including 4% Tier I capital, and a minimum leverage ratio of Tier I capital to total tangible assets of at least 4-5%. At September 30, 1996, the Company's ratio of total Tier I capital to total assets, adjusted for the loans loss allowance and intangibles, was 8.56% and the Company's ratio of total capital to risk-adjusted assets was 12.91% which includes 11.66% Tier I capital.

Liquidity

The liquidity position of the Company's subsidiaries, Lincoln Bank ("Lincoln") and Cabarrus Bank of North Carolina ("Cabarrus"), is primarily dependent upon their need to respond to withdrawals from deposit accounts and upon the liquidity of their assets. Primary liquidity sources include cash and due from banks, federal funds sold, short-term investment securities and loan repayments. At September 30, 1996, the Company had a liquidity ratio of 25.70%. Management believes the liquidity sources are adequate to meet operating needs. Except as discussed above, there are no known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.

CAROLINA FIRST BANCSHARES, INC.
----------------------------------------
AVERAGE BALANCE SHEET AS SEPTEMBER 30,
----------------------------------------
(In Thousands)


                                                            1996                            1995
                                                        -----------                       ---------

                                                         Interest                          Interest
                                              Average    Income/    Average      Average   Income/  Average
                                              Balance    Expense     Rate        Balance   Expense    Rate
                                            ---------------------------------  ------------------------------

Assets

Taxable securities .....................     $ 71,505   $  3,331     6.21%     $ 63,117    $ 2,821     5.96%
Non-taxable securities .................       10,360        455     5.86%       10,424        538     6.88%
Federal funds sold and securities
   purchased with agreements to
   resell ..............................        3,870        134     4.62%        4,775        210     5.86%
Loans ..................................      276,562     20,067     9.67%      229,964     17,105     9.92%
                                             --------    --------               --------   --------

   Interest earning assets .............      362,297     23,987     8.83%      308,280     20,674     8.94%
                                                         --------    -----                 --------    -----

Cash and due from banks ................     $ 13,239                          $ 10,556
Other assets ...........................       16,514                            16,127
                                             --------                          --------

Total assets ...........................     $392,050                          $334,963
                                             ========                          ========

Liabilities and Shareholders' Equity

Interest bearing deposits
  Demand ...............................     $ 84,551   $  1,480     2.33%     $ 76,418    $ 1,579     2.76%
  Savings ..............................       41,149        777     2.52%       41,396        923     2.97%
  Time .................................      193,546      8,133     5.60%      162,382      6,740     5.53%
Other borrowings .......................        5,263        194     4.91%          697         41     7.84%
                                              --------    --------             --------     --------

   Interest bearing liabilities ........      324,509     10,584     4.35%      280,893      9,283     4.41%


Other liabilities ......................       35,884                            28,106
Shareholders' equity ...................       31,657                            25,964
                                              --------                         --------


Total liabilities and shareholders'
   equity ..............................     $392,050                          $334,963
                                             ========                          ========
Interest rate spread ...................                             4.48%                              4.54%
                                                                     =====



Net interest earned and net
   yield on earning assets .............                $13,403      4.93%                 $11,391      4.92%
                                                        =======      =====                 =======      =====



CAROLINA FIRST BANCSHARES, INC.
------------------------------------
RATE / VOLUME ANALYSIS
------------------------------------
FOR THE PERIOD ENDED SEPTEMBER 30, 1996 AND 1995
-------------------------------------------------
(In Thousands)







                                                                                    Increase/(Decrease)
                                                                                          due to
                                                                1995           Volume                Rate          1996
                                                               Inc/exp                                           Inc/exp
                                                               ----------------------------------------------------------

Interest Income:
    Loans ...........................................          17,105          3,381                 (419)        20,067
    Securities - tax - exempt .......................             538             (3)                 (80)           455
    Securities - taxable ............................           2,821            391                   119         3,331
    Federal funds sold & interest bearing
       balances in other banks ......................             210            (31)                 (45)           134
                                                               ------          ------                 ----        ------

       Total Interest Income ........................          20,674          3,738                 (425)        23,987


Interest Expense:
    Interest Bearing Demand .........................           1,579            142                 (241)         1,480
    Savings .........................................             923             (5)                (141)           777
    Time ............................................           6,740          1,310                   83          8,133
    Other Borrowings ................................              41            168                  (15)           194
                                                               ------          ------                 ----        ------

       Total Interest Expense .......................           9,283          1,616                 (315)        10,584
                                                               ------          -----                  ----        ------

       Net Interest Income ..........................          11,391          2,122                 (110)        13,403
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




                                                 CAROLINA FIRST BANCSHARES, INC.
                                                 ------------------------------
                                                             (Registrant)


Date:  November 11, 1996                    By:    /s/ James E.Burt,III
       ------------------------------          ------------------------------
                                                 James  E.  Burt,  III
                                                 President

Date:  November 11, 1996                    By:   /s/  Jan H.Hollar
       -----------------------------           ------------------------------
                                                  Jan H. Hollar
                                                  Principal Accounting Officer