Form 10-K405
period 1996-12-31
CAROLINA FIRST BANCSHARES INC
filed 1997-03-31
CIK 846465

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                    FORM 10-K

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended
    December 31, 1996                                  Commission File: 0-17939


                         CAROLINA FIRST BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

         North Carolina                                       56-1655882
(State or other jurisdiction of                             (I.R.S. Employer
 incorporated or organization)                             Identification No.)


402 East Main Street, Lincolnton, N.C.                         28093
--------------------------------------                        -----
(Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code:  (704) 732-2222
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

         The aggregate market value of the common stock held by non-affiliates of registrant as of January 31, 1997: $57,985,653 based on the last sale price on January 31, 1997, using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by directors and certain executive officers, some of whom may not be held to be affiliates upon judicial determination.

         As of March 05, 1997, there were issued and outstanding 2,054,978 shares of the registrant's $2.50 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE


         1. Portions of the 1996 Annual Report to Shareholders for the year ended December 31, 1996 (Part II, Item 5, 6, 7 and 8; Part IV, Item 14)

         2. Portions of the definitive Proxy Statement, dated March 14, 1997 for the Annual Meeting of Shareholders to be held on April 15, 1997, filed with the Securities and Exchange Commission pursuant to Regulation 14A (Part III, Items 10, 11, 12, and 13).


                         FORM 10-K CROSS-REFERENCE INDEX


                                                                                         PAGES OF
                                                                                PAGE    1996 ANNUAL
                                                                              OF 10-K     REPORT
                                                                              -------     ------
Part I

              Item 1.   Business                                                I-1        --

              Item 2.   Properties                                              I-12       --

              Item 3.   Legal Proceedings                                       I-12       --

              Item 4.   Submission of Matters to a Vote of Security Holders     I-12       --

Part II

              Item 5.   Market for Registrant's Common Equity  and Related
                        Stockholder Matters                                     II-1       40

              Item 6.   Selected Financial Information                          II-1        1

              Item 7.   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                     II-1     6-16

              Item 8.   Financial Statements and Supplementary Data             II-1    18-34

              Item 9.   Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure                     II-1       --

                                                                                         PAGES OF
                                                                                PAGE    1996 ANNUAL
                                                                              OF 10-K     REPORT
                                                                              -------     ------
Part III


             Item 10. Directors and Executive Officers of the Registrant        III-1     2-4

             Item 11. Executive Compensation                                    III-1     6-8

             Item 12. Security Ownership of Certain Beneficial Owners           III-1    1-10

             Item 13. Certain Relationships and Related Transactions            III-2      10


Part IV


             Item 14. Exhibits, Financial Statement Schedules and Reports on
                      Form 8-K                                                  IV-1       --

             Documents filed:
             (a) (1) List of Financial Statements                               IV-1       --

                      Consolidated Balance Sheets at December 31, 1996 and
                      1995                                                      --         18

                      Consolidated Statements of Income for the years ended
                      December 31, 1996, 1995 and 1994                          --         19

                      Consolidated Statements of Changes in Shareholders'
                      Equity for the years ended December 31, 1996, 1995 and
                      1994                                                      --         20

                      Consolidated Statements of Cash Flows for the years
                      ended December 31, 1996, 1995 and 1994                    --         21

                      Notes to Consolidated Financial Statements                --      22-34

                      Independent Auditors' Report                              --         17

             (a) (2) List of Financial Statement Schedules                      IV-1       --

             (a) (3) Listing of Exhibits                                        IV-1       --

                                                                                         PAGES OF
                                                                                PAGE    1996 ANNUAL
                                                                              OF 10-K     REPORT
                                                                              -------     ------
             (b)     Reports on Form 8-K                                        IV-2       --

             (c)     Exhibits                                                   IV-2       --

             (d)     Financial Statement Schedules                              IV-2       --

Part I

ITEM 1.  BUSINESS

         Carolina First BancShares, Inc. (the "Company"), a North Carolina corporation, is registered as a bank holding company with the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Bank Holding Company Act of 1956, as amended ("BHC Act"). Carolina First was incorporated on November 8, 1988, for purposes of becoming a bank holding company and acquiring Lincoln Bank of North Carolina ("Lincoln Bank"), a North Carolina state chartered bank that is not a member of the Federal Reserve System. The holding company formation was completed on June 6, 1989. The Company owns all the outstanding common stock of Cabarrus Bank of North Carolina ("Cabarrus Bank"), a North Carolina state bank that is not a member of the Federal Reserve System. Cabarrus Bank operates as a separate entity in the market it currently serves. Through Lincoln Bank and Cabarrus Bank (the "Banks") and their 15 branch offices, the Company provides a broad range of banking and financial services in the greater Charlotte, North Carolina area, including Lincoln County, southeastern Catawba County, Iredell County, Cabarrus County and north Mecklenburg County, all in the western Piedmont area of North Carolina. The Banks are the Company's principal subsidiaries and are North Carolina banking corporations engaged in general commercial banking business. Lincoln Bank and Cabarrus Bank are both members of the Federal Deposit Insurance Corporation ("FDIC"), and their deposits are insured by the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"), respectively. Jointly, the Banks own a mortgage company, Carolina First Mortgage Corp., which originates mortgage loans for resale in the secondary market, and a financial services company, Carolina First Financial Services Corporation, ("Financial Services"), which offers, as an agent for its customers, mutual funds and annuity products. In November 1994, the Company invested $1,375,000 to purchase approximately 17% of the total common stock of a de novo commercial bank, First Gaston Bank of North Carolina, Gastonia, North Carolina ("First Gaston"), which is just west of Charlotte and south of Lincolnton. First Gaston, of which the Company's chairman was an organizer, is located in a market contiguous to others served by Lincoln Bank. First Gaston opened in July of 1995 and operates three branches in markets not currently served by the Company. Certain operational functions are provided for First Gaston by the Company. The Federal Reserve, in approving this investment, under the BHC Act, has required the Company to enter into a commitment to serve as a "source of strength" for First Gaston. The Company's investment in First Gaston is accounted for under the equity method of accounting and thus the Company's portion of income or losses is reflected in current period earnings. See "Supervision, Regulation and Effects of Governmental Policies." The Company engages in no significant operations other than the ownership of its subsidiaries.

         The Company maintains its principal executive offices at 402 East Main Street, P.O. Box 657, Lincolnton, North Carolina 28093, and its telephone number is (704) 732-2222.

GENERAL BANKING BUSINESS

         The Banks provide a wide range of commercial banking products and services. Services include checking accounts, NOW accounts, savings and other time deposits of various types, including retirement accounts and certificates of deposit. Loan services include mortgage loan originations, loans for business, real estate, personal and household purposes, lines of credit and credit cards. Considering the volatility of quality loan demand, the Company maintains an investment portfolio. Other services include safe deposit boxes, wire transfer facilities, and electronic banking facilities. At year end 1994, Lincoln Bank began exercising its trust powers and at the end of that year had 11 active trust accounts, with assets under management of $7.8 million. At December 31, 1996, Lincoln Bank had 36 active trust accounts, with assets under management of $32.2 million.

INVESTMENT SECURITIES

         The Company has an investment portfolio that consists primarily of U.
S. Treasury and government agency securities and state, county and municipal securities. Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which prescribes the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at cost. Securities held for current resale are classified as trading securities and reported at fair value, with unrealized gains and losses included in income. Securities not classified as held to maturity or trading securities are classified as available for sale and reported at fair value, with unrealized gains and losses net of the related tax effect excluded from income and reported as a separate component of shareholders' equity. The foregoing causes fluctuations in shareholders' equity based on changes in values of debt and equity securities. The classification of securities as held to maturity, trading or available for sale is determined at the date of purchase and gains or losses on the sale of securities are recognized when realized using the specific identification method. Prior to January 1, 1994, debt securities included in securities held to maturity were carried at amortized cost adjusted for amortization of premiums and accretion of discounts, whereas debt securities included in securities available for sale were carried at the lower of cost or market value. Prior to such time, the mutual fund investments and other marketable equity securities were carried at the lower of cost or market value with any unrealized loss shown as a reduction of shareholders' equity.

LENDING ACTIVITIES

         The Banks offer a range of lending services, including commercial, real estate and consumer loans. The Banks consider individual consumers and small to medium businesses to be their primary market for business loans and deposits. The Banks have no concentration of loans to particular borrowers and no loans to foreign entities. At December 31, 1996, the Banks had no agricultural loan balances in their loan portfolios.

         The Board of Directors of the Company recognizes that the extension of credit is an integral banking function. Accordingly, it is the Board's desire to grant sound, profitable loans that will benefit the area economy, provide a reasonable return on each shareholder's investment, and promote the growth of the Banks. When allocating resources for loans, primary consideration is given to customers within the Banks' trade areas and to those customers and prospective customers whose overall relationships generate the greatest level of profitability, measured against risk. Management strives to maintain quality in the loan portfolio and to accept only those risks which meet the Banks' standards.

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

         BOAT AND CAMPER LOANS. Loans to finance the purchase of boats and campers are granted using the following guidelines: new boats and campers, 60 months - 25% down payment; new boats and campers, 36 months - 20% down payment; 1 year old boats and campers, 36 months - 20% down payment; 2 year old boats and campers, 30 months - 20% down payment. If the amount of the loan is $15,000 or greater, the term of the loan may be increased to eight years. Any extension of credit in excess of seven years requires at least a five year call provision.

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

         BONDS. Loans secured by bonds must comply with the following guidelines: US Government & Federal Agencies - 90% of Current Market Value; Corporate Bonds ( Investment grade or better) - 80% of current market value; Municipal Bonds (Investment grade or better) - 60% of current market value.

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

COMPETITION

         Commercial banking is highly competitive. The Banks compete with other financial institutions located in metropolitan Charlotte and elsewhere in North Carolina. Other competitors include banks, savings and loan associations, finance companies, credit unions, mortgage bankers, pension trusts, out-of-state banks and other institutions that provide loan and investment services and money market funds. Competition between commercial banks and thrift institutions has intensified significantly as a result of the elimination of many previous distinctions between the various types of financial institutions. The Banks also compete for interest-bearing funds with a number of other financial intermediaries and investment alternatives, including mutual funds, brokerage and insurance firms, investment advisors, governmental and corporate bonds, and other securities.

         The Banks compete for deposits, loans and other business with a number of major banks and bank holding companies which have numerous offices and affiliates operating over wide geographic areas. Other competitors such as thrifts, credit unions, mortgage companies, and other local and nonlocal financial institutions also compete with the Banks, through a local presence or through offerings by mail, telephone or over the Internet. Among the advantages certain of these institutions may have compared to the Company, are the ability to finance extensive advertising campaigns, and the ability to allocate and diversify their assets among loans and securities of the highest yield in locations with the greatest demand. Some of such competitors are subject to less regulation and more favorable tax treatment than the Company.

         Many of the major commercial banks in the Company's service area or their affiliates offer services such as international banking and investment services which are not offered directly by the Banks. Such competitors, because of their greater capitalization, also have substantially higher lending limits than the Banks and are better able to absorb risk.

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

         BANK HOLDING COMPANY REGULATION. The Company, as a bank holding company, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the BHC Act. The Company is required to file with the Federal Reserve periodic reports and such other information as the Federal Reserve may request. The Federal Reserve examines the Company, and may examine the Company's subsidiaries. The Company is also registered as a bank holding company with the North Carolina Commissioner of Banks, (the "Commissioner"), and files reports with the Commissioner.

         The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company, may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve had determined by regulation or order to be so closely related to banking or managing or controlling banks to be a proper incident thereto. Certain acquisitions by holding companies are subject to approval by the Commissioner.

         The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA") was signed into law on September 30, 1996. EGRPRA streamlined the non-banking activities application process for well-capitalized and well-managed bank holding companies. Under EGRPRA, qualified bank holding companies may commence a regulatory approved non-banking activity without prior notice to the Federal Reserve; written notice is required within 10 days after commencing the activity. Under EGRPRA, the prior notice period is reduced to 12 days in the event of any non-banking acquisition or share purchase or de novo non-banking activity previously approved by order of the Federal Reserve, but not yet implemented by regulations, assuming the size of the acquisition or proposed activity does not exceed 10% of risk-weighted assets of the acquiring bank holding company and the consideration does not exceed 15% of Tier 1 capital. On February 20, 1997, the Federal Reserve adopted, effective April 21, 1997, amendments to ITS Regulation Y implementing certain provisions of The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA"), which was signed into law on September 30,1996. Among other things, these amendments to Federal Reserve Regulation Y reduce the notice and application requirements applicable to bank and nonbank acquisitions and de novo expansion by well-capitalized and well-managed bank holding companies; expand the list of nonbanking activities permitted under Regulation Y and reduce certain limitations on previously permitted activities; and amend Federal Reserve anti-tying restrictions that include provisions that allow banks greater flexibility to package products with their affiliates.

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

         The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company and any other bank holding company located in North Carolina may now acquire a bank located in any other state, and any bank holding company located outside North Carolina may lawfully acquire any bank based in another state, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997,national and state-chartered banks may branch interstate through acquisitions of banks in other states, By adopting legislation prior to that date, a state has the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether. North Carolina adopted legislation opting into interstate branching effective July 1, 1995, including de novo interstate branching prior to July 1, 1997 with states where reciprocal branching is permitted and thereafter without limit.

         Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company's subsidiary depository institutions are responsible for any losses to the Federal Deposit Insurance Corporation ("FDIC") as a result of an affiliated depository institution's failure. As a result, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank's depositors and perhaps to other creditors of the bank. In November 1994, the Company invested $1,375,000 to purchase approximately 17% of the total common stock of a de novo commercial bank, First Gaston Bank of North Carolina, Gastonia, North Carolina ("First Gaston"), which is just west of Charlotte and south of Lincolnton. The Company's Chairman was an organizer of First Gaston, which is located in a market contiguous to others served by Lincoln Bank and operates in a market not currently served by the Company. Certain operational functions are provided for First Gaston by the Company. The Federal Reserve, in approving this investment, under the BHC Act, has required the Company to enter into a commitment to serve as a source of strength for First Gaston.

         BANK AND BANK SUBSIDIARY REGULATION GENERALLY. The Banks are subject to supervision, regulation, and examination by the FDIC and the North Carolina Commissioner of Banking (the "Commissioner"), which examine and monitor all areas of the operations of the Banks, including reserves, loans, mortgages, issuance of securities, payment of dividends, establishment of branches, and capital. The Banks are members of the FDIC, and their deposits are insured by the FDIC to the maximum extent provided by law. Lincoln Bank's deposits are insured by the FDIC's Bank Insurance Fund ("BIF"), and Cabarrus Bank's deposits are primarily insured by the Savings Association Insurance Fund ("SAIF"). See "FDIC Insurance Assessments."

         Under present North Carolina law, the Bank currently may establish and operate branches throughout the State of North Carolina, subject to the maintenance of adequate capital for each branch and the receipt of the necessary approvals of the FDIC and the Commissioner.

         COMMUNITY REINVESTMENT ACT. The Company and the Banks are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the "CRA") and the federal banking agencies' regulations thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirement or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record in assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application.

         Under new CRA regulations, effective January 1, 1996, the process-based CRA assessment factors were replaced with a new evaluation system that rates institutions based on their actual performance in meeting community credit needs. The evaluation system used to judge an institution's CRA performance consists of three tests: a lending test; an investment test; and a service test. Each of these tests are applied by the institution's primary federal regulator taking into account such factors as: (i) demographic data about the community;
(ii) the institution's capacity and constraints; (iii) the institution's product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly-situated lenders. The new lending test - the most important of the three tests for all institutions other than wholesale and limited purpose (e.g., credit card) banks - evaluates an institution's lending activities as measured by its home mortgage loans, small business and farm loans, community development loans, and, at the option of the institutions, its consumer loans.

         Each of these lending categories are weighed to reflect its relative importance to the institution's overall business and, in the case of community development loans, the characteristics and needs of the institution's service area and the opportunities available for this type of lending. Assessment criteria for the lending test include: (i) geographic distribution of the institution's lending; (ii) distribution of the institution's home mortgage and consumer loans among different economic segments of the community; (iii) the number and amount of small business and small farm loans made by the institution; (iv) the number and amount of community development loans outstanding; and (v) the institution's use of innovative or flexible lending practices to meet the needs of low-to-moderate income individuals and neighborhoods. At the election of an institution, or if particular circumstances so warrant, the banking agencies will take into account in making their assessments lending by the institution's affiliates as well as community development loans made by any lending consortia and other lenders in which the institution has invested. As part of the new regulation, all financial institutions are required to report data on their small business and small farm loans as well as their home mortgage loans.

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

         The service test evaluates an institution's systems for delivering retail banking services, taking into account such factors as (i) the geographic distribution of the institution's branch offices and ATMs, (ii) the institution's record of opening and closing branch offices and ATMs, and (iii) the availability of alternative product delivery systems such as home banking and loan production offices in low-to-moderate income areas. The federal regulators also will consider an institution's community development service as part of the service test. A separate community development test is applied to wholesale or limited purpose financial institutions.

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

         The interagency CRA regulations provide that an institution evaluated under a given test will receive one of five ratings for that test: outstanding, high satisfactory, low satisfactory, needs to improve, or substantial non-compliance. An institution will receive a certain number of points for its rating on each test, and the points are combined to produce an overall composite rating of either outstanding, satisfactory, needs to improve, or substantial noncompliance. Under the agencies' rating guidelines, an institution that receives an "outstanding" rating on the lending test will receive an overall rating of at least "satisfactory", and no institution can receive an overall rating of "satisfactory" unless it receives a rating of at least "low satisfactory" on its lending test. In addition, evidence of discriminatory or other illegal credit practices would adversely affect an institution's overall rating. Under the new regulations, an institution's CRA rating would continue to be taken into account by its primary federal regulator in considering various types of applications. As a result of the Banks' most recent CRA examinations in March 13, 1995 and January 16, 1996, Lincoln Bank and Cabarrus Bank have CRA ratings of "2" and "1", respectively.

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

         In addition, the federal bank regulatory agencies have established minimum leverage ratio guidelines for bank holding companies and state non-member banks, which provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to 3%, plus an additional cushion of 100 to 200 basis points (i.e., 1%-2%) if the institution has less than the highest regulatory rating. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore the Federal Reserve's guidelines indicate that the Federal Reserve will continue to consider a "tangible Tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve, the FDIC and the Commissioner have not advised the Company or either Bank of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to them.

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

         As of December 31, 1996, the consolidated capital ratios of the Company and Banks were as follows:

                                     Regulatory                              Lincoln          Cabarrus
                                      Minimum              Company             Bank             Bank
                                      -------              -------             ----             ----
     Tier 1 capital ratio               4.0%               11.64%             11.00%           10.15%
     Total capital ratio                8.0%               12.90%             12.24%           11.41%
     Leverage ratio                  3.0 - 5.0%             8.67%              8.07%            6.91%

         The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the federal banking agencies have, pursuant to FDICIA, recently adopted final regulations which require regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. The bank regulatory agencies have concurrently proposed a methodology for evaluating interest rate risk which would require banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures.

         In December 1996, the OCC adopted the Federal Financial Institutions Examination Council's ("FFIEC") updated statement of policy entitled "Uniform Financial Institutions Rating System" ("UFIRS") effective January 1, 1997. UFIRS is an internal rating system used by the federal and state regulators for assessing the soundness of financial institutions on a uniform basis and for identifying those institutions requiring special supervisory attention. Under the previous UFIRS, each financial institution was assigned a confidential composite rating based on an evaluation and rating of five essential components of an institution's financial condition and operations including Capital adequacy, Asset quality, Management, Earnings, and Liquidity. The major changes include an increased emphasis on the quality of risk management practices and the addition of a sixth component for Sensitivity to market risk. For most institutions, the FDIC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to: management's ability to identify, measure, monitor, and control market risk; the institution's size; the nature and complexity of its activities and its risk profile; and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution's earnings or the economic value of its capital to adverse changes in interest rates, foreign exchanges rates, commodity prices, or equity prices; management's ability to identify, measure, monitor, and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from nontrading positions.


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

         FDICIA also contains a variety of other provisions that may affect the operations of the Company and the Banks, including reporting requirements, regulatory standards for estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch, and prohibition on the acceptance or renewal of brokered deposits by depository that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. Under regulations relating to brokered deposits, the Banks are well capitalized and not restricted.

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

         DEPOSITOR PREFERENCE. The Omnibus Budget Reconciliation Act of 1993 provides that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution in the "liquidation or other resolution" of such an institution by any receiver.

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

         FDIC INSURANCE ASSESSMENTS. The Banks are subject to FDIC deposit insurance assessments. Lincoln Bank's deposits are primarily insured by the FDIC's BIF. Having converted from a thrift charter, Cabarrus Bank's deposits are insured by the FDIC's SAIF. In 1996, the FDIC adopted a new risk-based premium schedule which decreased the assessment rates for BIF depository institutions. Under this schedule, which took effect for assessment periods after January 1, 1996, the annual premiums range from zero to $.27 for every $100 of deposits. Each financial institution is assigned to one of three capital groups - well capitalized, adequately or undercapitalized - and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state regulators and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. Since October 1, 1996, for Sasser and Oakar institutions, and since January 1, 1997 for other SAIF-insured institutions, SAIF-insured deposits have been assessed annual SAIF premiums of four to 31 basis points per $100 of deposits, based upon the institution's assigned risk category and supervisory evaluation. During the year ended December 31, 1995 and 1996, Lincoln Bank paid $161,156 and $30,364 in BIF deposit insurance premiums. Cabarrus Bank paid SAIF deposit insurance premiums of $143,622 and $111,972 in 1995 and 1996, respectively.

         The FDIC's Board of Directors has retained the 1996 BIF assessment schedule of zero to 27 basis points per annum for the first semiannual period of 1997. In addition, the FDIC Board eliminated the $2,000 minimum annual assessment and authorized the refund of the fourth-quarter minimum assessment of $500 paid by certain BIF-insured institutions on September 30, 1996 by crediting such amount against each BIF member's first semiannual assessment in 1997. The EGRPRA recapitalized the FDIC's SAIF Fund to bring it into parity with BIF. As part of this recapitalization, The Deposit Insurance Funds Act of 1996 (the "Funds Act") authorized FICO to levy assessments on BIF-assessable deposits at a rate equal to one-fifth of the FICO assessment rate that is applied to deposits assessable by SAIF. The actual annual assessment rates for FICO for 1997 have been set at 1.30 basis points for BIF-assessable deposits and 6.48 basis points for SAIF deposits.

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

         Other legislative and regulatory proposals regarding changes in banking, and the regulation of banks, thrifts and other financial institutions and bank holding company powers are being considered by the executive branch of the Federal government, Congress and various state governments, including North Carolina. Among other items under consideration are a possible combination of BIF and SAIF, changes in or repeal of the Glass-Steagall Act which separates commercial banking form investment banking and changes in the BHC Act to broaden the powers of "financial services" companies to own and control depository institutions and engage in activities not closely related to banking. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company and the Banks.

PERSONNEL

         As of December 31, 1996, the Company and its subsidiaries employed 211 full-time equivalent employees, none of whom are represented by a collective bargaining unit. Management of the Company considers relations with its employees to be excellent.

ITEM 2.  PROPERTIES.

         The Company's principal executive office is located at 402 East Main Street, Lincolnton, North Carolina. The Company leases two branch offices of Cabarrus Bank and two branch office buildings of Lincoln Bank; however, the Company owns all other branch locations and the Company's operation center. The buildings of Lincoln Bank were purchased beginning in 1983 and have been renovated as necessary to accommodate the Company's needs. The buildings of Cabarrus Bank were acquired as a result of the acquisition of Cabarrus Savings Bank on January 30, 1992. For Cabarrus Bank, the Kannapolis branch building is leased from Atlantic American Properties, Inc. in Kannapolis, and the Super-K branch is leased from International Banking Technologies, Inc. For Lincoln Bank, the SouthPark branch building is leased from Colony Associates Limited Partnership, and the Troutman branch is leased from Vernon and Jackie Overcash. At December 31, 1996, the Company had book values of $2,968,275 for land, $6,248,774 for buildings and improvements and $4,703,963 for furniture, fixtures and equipment.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company's subsidiaries are subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

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

                                                                         Cash
                                                                       Dividends
        Quarter Ended                    High              Low          Per Share
        ------------------------------------------------------------------------
        March 31, 1995                  $20.48            $19.52          $.09
        June 30, 1995                   $20.95            $20.18          $.09
        September 30, 1995              $22.86            $20.95          $.09
        December 31, 1995               $27.00            $22.86          $.09

        March 31, 1996                  $24.00            $21.60          $.12
        June 30, 1996                   $26.00            $24.00          $.12
        September 30, 1996              $30.00            $26.00          $.09
        December 31, 1996               $32.00            $30.00          $.08

ITEM 6. SELECTED FINANCIAL INFORMATION.

         The information contained in the table captioned "Financial Highlights" on page 1 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

         The information contained under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on pages 6 through 16 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION.

         The report of KPMG Peat Marwick LLP, independent certified public accountants, and the consolidated financial statements of the Company, set forth on pages 17 through 34 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

         Supplementary information is not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

         The information contained under the heading "Proposal I, Election of Directors" in the Company's definitive Proxy Statement, dated March 14, 1997 for the 1997 Annual Meeting of Shareholders to be held on April 15, 1997 (the "Proxy Statement"), filed with the Commission pursuant to Regulation 14A, is incorporated herein by reference. The information required by this item with respect to executive officers is set forth above in Part I, Item 4A of this Annual Report on Form 10-K.

         The following list contains certain information regarding the executive officers of the Company.

         D. Mark Boyd, III, age 59, is the Chairman of the Board and Chief Executive Officer of the Company. He also serves as Chairman of the Board of Lincoln Bank, a position he has held since its organization. Mr. Boyd served as interim President of the Bank from November 1989 to June 1990. In addition, Mr. Boyd has been President of Times Oil Corporation, a fuel and heating oil distributor, since 1965 and a director of Kentucky Fried Chicken of Lincolnton, Inc., a fast-food restaurant franchise, since 1968. Since 1974, Mr. Boyd has served as a director of Carolina Mills, Inc., a manufacturer of yarn, and cloth in Maiden, N.C.

         James E. Burt, III, age 59, has been President of the Company and Lincoln Bank and Chief Executive Officer of Lincoln Bank since 1990 and Director of Cabarrus Bank since 1993. Mr. Burt previously served as President and Chief Executive Officer of Commercial National Bank in Shreveport, Louisiana from 1980 to 1989.

         James A. Atkinson, age 40, has served as Vice President and Auditor of the Company since April 1992. Mr. Atkinson has served in various bank audit positions since 1978.

         Jan H. Hollar, age 41, has served as the Treasurer of the Company since December 1990 and currently serves as Vice President and Secretary of the Company. In addition, Ms. Hollar has served as the Chief Financial Officer of Lincoln Bank since November 1990 and principal accounting officer at Cabarrus Bank since January 1993.

         Joy G. Keever, age 60, has been an officer of Lincoln Bank since its organization, having served as Cashier from 1983 to 1986, when she was elected Vice President. She was named Vice President - Human Resources of the Company effective June 1, 1996.

         James H. Mauney, II, age 49, has served as Vice President and Manager of Loan Administration of the Company since February 1996. Mr. Mauney previously served as Vice President of Hibernia National Bank from 1988 to 1996.


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




                                     III-1

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K.

                                                                    Page(s) in
                                                                  Annual Report*
                                                                  --------------
(a)  The following documents are filed as part of this report:

     (1)  Financial Statements
          Consolidated Balance Sheets at
            December 31, 1996 and 1995                                    18
          Consolidated Statements of Income
            for the years ended December 31,
            1996, 1995 and 1994                                           19
          Consolidated Statements of Changes
            in Shareholders' Equity for the
            years ended December 31, 1996,
            1995 and 1994                                                 20
          Consolidated Statements of Cash Flows
            for the years ended December 31, 1996,
            1995 and 1994                                                 21
          Notes to Consolidated Financial
            Statements                                                 22-34
           Independent Auditor's Report                                   17

          * Incorporated by reference from the indicated pages of the 1996 Annual Report.

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

10.5 Employment Agreement and Deferred Compensation Agreement dated as of December 31, 1996 by and between Carolina First BancShares, Inc. and James E. Burt, III.

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

11       Calculation of earnings per share.

13       Registrant's 1996 Annual Report to Shareholders.

21 List of Subsidiaries of the Registrant, incorporated herein by reference to Registrant's Registration Statement No. 33-26861.

23       Consent of Independent Auditors.

27       Financial Data Schedule

         (b)      Reports on Form 8-K. NONE

         (c) The response to this portion of Item 14 is submitted as a separate section of this report.

         (d)      Financial Statement Schedules. N/A

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lincolnton, State of North Carolina, on the 28th day of March, 1997.

                                      CAROLINA FIRST BANCSHARES, INC.


                                      By:   /s/ D. Mark Boyd, III
                                            ---------------------------------
                                                D. Mark Boyd, III
                                                Chairman of the Board and
                                                Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signatures                        Title                          Date
----------                        -----                          ----

Principal Executive Officers:

/s/ D. Mark Boyd, III             Chairman of the Board          March 28, 1997
------------------------------    of Directors and Chief
D. Mark Boyd, III                 Executive Officer


/s/ James E. Burt, III            President and Director         March 28, 1997
------------------------------
James E. Burt, III


Principal Financial Officer and
Principal Accounting Officer:

/s/ Jan H. Hollar                 Treasurer                      March 28, 1997
------------------------------
Jan H. Hollar

Directors:

/s/ John R. Boger, Jr.            Director                       March 28, 1997
------------------------------
John R. Boger, Jr.

/s/ Samuel C. King, Jr.           Director                       March 28, 1997
------------------------------
Samuel C. King, Jr.

/s/ Harry D. Ritchie              Director                       March 28, 1997
------------------------------
Harry D. Ritchie

/s/ L. D. Warlick, Jr.            Director                       March 28, 1997
------------------------------
L. D. Warlick, Jr.

/s/ Estus B. White                Director                       March 28, 1997
------------------------------
Estus B. White

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

         10.5 Employment Agreement and Deferred Compensation Agreement dated as of December 31, 1996 by and between Carolina First BancShares, Inc. and James E. Burt, III.

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

         11       Calculation of earnings per share.

         13       Registrant's 1996 Annual Report to Shareholders.

         21       List of Subsidiaries of the Registrant.

         23       Consent of Independent Auditors