Form 10-Q
period 1997-03-31
CAROLINA FIRST BANCSHARES INC
filed 1997-05-15
CIK 846465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to___________________

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

                                  704-732-2222
              (Registrant's telephone number,including area code)

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

                         Yes X          No

2,055,847 SHARES OF COMMON STOCK, PAR VALUE $2.50 PER SHARE,
OUTSTANDING AS OF May 8, 1997

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES

INDEX                                                                 PAGE

PART I.    FINANCIAL INFORMATION

Item 1.             Financial Statements

           Consolidated Balance Sheets - March 31, 1997
           and December 31, 1996                                      3

           Consolidated Statements of Operations -
           Three Months Ended March 31, 1997
           and 1996                                                   4

           Consolidated Statements of Changes in
           Shareholder's Equity - Three Months Ended
           March 31, 1997 and 1996                                    5

           Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 1997 and 1996                 6

           Notes to Consolidated Financial Statements                 7

Item 2.         Management's Discussion and Analysis
                of Financial Condition and Results of Operations      8 - 13

PART II.          OTHER INFORMATION                                   14

Signatures                                                            15

          CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
          -------------------------------------------------------------------
          CONSOLIDATED BALANCE SHEETS (UNAUDITED)
          -------------------------------------------------------------------

                                                                                               MARCH 31,               DECEMBER 31,
                                                                                            -------------            --------------
                                                                                                 1997                      1996
                                                                                            -------------            --------------
Assets:
Cash and due from banks ........................................................            $  16,663,670             $  16,343,459
Federal funds sold .............................................................               14,050,000                 2,982,000
                                                                                            -------------             -------------
  Total cash and cash equivalents ..............................................               30,713,670                19,325,459
Interest bearing deposits in other banks .......................................                  614,764                   426,766
Investment securities (market value $36,079,899
  in 1997 and $39,275,715 in 1996) .............................................               35,990,715                38,920,273
Securities available for sale (cost of $49,396,799 in
   1997 and $48,612,087 in 1996) ...............................................               49,595,714                48,696,412
Loans, net of unearned income ( $389,795 in 1997 and
   $405,263 in 1996) ...........................................................              313,870,002               309,112,008
  Allowance for loan losses ....................................................               (4,729,827)               (4,488,958)
                                                                                            -------------             -------------
  Loans, net ...................................................................              309,140,175               304,623,050

Premises and equipment, net ....................................................                9,591,906                 9,509,172
Other real estate owned ........................................................                  139,604                   141,067
Other assets ...................................................................                7,784,017                 8,069,092
                                                                                            -------------             -------------
Total Assets ...................................................................            $ 443,570,565             $ 429,711,291
                                                                                            =============             =============

Liabilities and Shareholders' Equity
Deposits:
   Demand ......................................................................            $  41,186,803             $  37,858,889
   Interest bearing demand accounts ............................................               97,192,610                93,376,439
   Savings .....................................................................               41,090,563                39,445,821
   Time, $100,000 and over .....................................................               41,471,270                40,355,803
   Other time ..................................................................              177,944,908               173,966,334
                                                                                            -------------             -------------
   Total deposits ..............................................................              398,886,154               385,003,286
Repurchase agreements ..........................................................                4,650,767                 5,862,026
Other liabilities ..............................................................                3,950,062                 3,844,123
                                                                                            -------------             -------------
Total Liabilities ..............................................................              407,486,983               394,709,435

Shareholders' Equity:
  Common stock, $2.50 par value;
   authorized --- 5,000,000 shares;
    issued and outstanding - 2,054,718 shares in
   1997, and 2,052,971 shares in 1996 ..........................................                5,136,795                 5,132,428
  Additional paid-in capital ...................................................               16,444,371                16,442,810
  Retained earnings ............................................................               14,569,077                13,378,236
  Net unrealized loss on available for sale securities .........................                  (66,661)                   48,382
                                                                                            -------------             -------------
  Total Shareholders' Equity ...................................................               36,083,582                35,001,856
Commitments and Contingent Liabilities .........................................                     --                        --
Total Liabilities and Shareholders' Equity .....................................            $ 443,570,565             $ 429,711,291
                                                                                            =============             =============

Book Value Per Share ...........................................................            $       17.56             $       15.61
                                                                                            =============             =============

                                                                 3

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
----------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------------------------


                                                                                                          Quarter Ended
                                                                                                              March 31,
                                                                                          ------------------------------------------
                                                                                                  1997                      1996
                                                                                          -------------------    -------------------

Interest Income:
Interest and fees on loans .................................................                  $7,286,496                  $6,256,161
Interest and dividends on securities:
    Taxable income .........................................................                   1,196,544                   1,139,556
    Non-taxable income .....................................................                     127,891                     148,265
Other interest income ......................................................                      98,352                      47,542
                                                                                               ---------                   ---------
   Total interest income ...................................................                   8,709,283                   7,591,524

Interest Expense:
Interest on deposits .......................................................                   3,798,283                   3,402,480
Interest on other borrowed funds ...........................................                      60,723                      29,366

Total Interest Expense.....................................                                    3,859,006                   3,431,846
                                                                                               ---------                  ---------

Net Interest Income ........................................................                   4,850,277                   4,159,678
Provision for Loan Losses ..................................................                     285,600                     231,000
                                                                                               ---------                   ---------
  Net Credit Income .....................  .................................                   4,564,677                   3,928,678

Other Income:
Charges on deposit accounts ................................................                     558,151                     479,319
Insurance commissions ......................................................                     172,577                     114,679
Other service fees and commissions .........................................                     204,206                     191,488
Mortgage banking income ....................................................                     108,585                     119,921
Securities gains, net ......................................................                         524                       9,511
Other income ...............................................................                     164,120                      74,915
                                                                                               ---------                    --------
   Total other income ......................................................                   1,208,163                     989,833

Operating Expenses:
Salaries and benefits ......................................................                   1,977,674                   1,777,191
Occupancy and equipment ....................................................                     426,588                     390,361
Federal and other insurance premiums .......................................                      30,145                      71,652
Office supplies ............................................................                     114,081                     102,781
Data processing ............................................................                     102,548                      91,042
Other expenses .............................................................                     928,115                     746,799
                                                                                               ---------                   ---------
   Total operating expenses ................................................                   3,579,151                   3,179,826
                                                                                               ---------                   ---------

Income Before Income Taxes .................................................                   2,193,689                   1,738,685
Income Taxes ...............................................................                     756,276                     619,236
                                                                                              ----------                  ----------
Net income .................................................................                  $1,437,413                  $1,119,449
                                                                                              ==========                  ==========

Net Income Per Common Share ................................................                  $     0.69                  $     0.54
                                                                                              ==========                  ==========

Cash Dividend Per Common Share .............................................                  $     0.12                  $     0.10
                                                                                              ==========                  ==========

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)

                                                        COMMON STOCK
                                                -------------------------     ADDITIONAL
                                                                                PAID-IN        RETAINED    VALUATION   SHAREHOLDERS'
                                                  SHARE           AMOUNT        CAPITAL        EARNINGS     RESERVE       EQUITY
                                                -----------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1995 ..................    1,632,458    $ 4,081,145    $ 17,377,333    $  9,585,436    $ 79,065    $31,122,979

EXERCISE OF STOCK OPTIONS ...................        3,063          7,658          21,670                                     29,328

CASH DIVIDEND ($.10 PER SHARE) ..............                                                   (196,225)                  (196,225)

RETIREMENT OF STOCK .........................        (300)          (750)         (7,650)                                    (8,400)

CHANGE IN UNREALIZED GAIN ON SECURITIES
    AVAILABLE FOR SALE ......................                                                               (163,973)      (163,973)

NET INCOME ..................................                                                  1,119,449                   1,119,449
                                                ----------    -----------    ------------    -----------     --------     ----------
BALANCE, MARCH 31, 1996 .....................    1,635,221      4,088,053      17,391,353     10,508,660     (84,908)     31,903,158




BALANCE, DECEMBER 31, 1996 ..................    2,052,971      5,132,428      16,442,810     13,378,236       48,382     35,001,856

EXERCISE OF STOCK OPTIONS ...................        2,608          6,520          28,703                                     35,223

CASH DIVIDEND ($.12 PER SHARE) ..............                                                  (246,572)                   (246,572)

RETIREMENT OF STOCK .........................        (861)        (2,153)        (27,142)                                   (29,295)

CHANGE IN UNREALIZED GAIN
    ON SECURITIES AVAILABLE FOR SALE ........                                                               (115,043)      (115,043)

NET INCOME ..................................                                                  1,437,413                   1,437,413
                                                ----------    -----------    ------------    ------------    --------    -----------
BALANCE, MARCH 31, 1997 .....................    2,054,718    $ 5,136,795    $ 16,444,371   $ 14,569,077    ($66,661)    $36,083,582
                                                ==========    ===========    ============    ============    ========    ===========

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
--------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)
--------------------------------------------------------------------------

                                                                                                 March 31,               March 31,
                                                                                            ----------------   ---------------------
                                                                                                    1997                    1996
                                                                                            ----------------   ---------------------

Operating Activities:
Net Income ...............................................................................        $  1,437,413         $  1,119,449
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization ........................................................             251,068              177,887
    Accretion and amortization of securities discounts
      and premiums, net ..................................................................             (76,275)              85,030
    Provision for loan losses ............................................................             285,599              231,000
    Deferred taxes (benefit) .............................................................            (634,148)            (345,186)
    Gains on sales of securities available for sale ......................................              (4,469)                (900)
    Gains on calls and maturities of securities held to maturity .........................                --                 (8,759)
    Losses on calls and maturities of securities held to maturity ........................               1,248                  148
    Gains on sales of equipment, net .....................................................                --                 (4,236)
    Gains on sales of real estate, net ...................................................             (20,262)                  71
    Decrease in other assets .............................................................             960,881              148,239
    Increase in other liabilities ........................................................             110,768              412,070
                                                                                                  ------------         ------------
       Net cash provided by operating activities .........................................           2,311,823            1,814,813
                                                                                                  ------------         ------------

Investing Activities:
Proceeds from maturities of securities available for sale ................................           6,505,424            1,527,862
Proceeds from sales of securities available for sale .....................................                --              1,000,000
Purchases of securities available for sale ...............................................          (7,484,408)          (7,650,913)
Proceeds from calls and maturities of securities held to maturity ........................           2,918,324            5,101,997
Purchases of securities held to maturity .................................................                --             (4,070,625)
Purchases and maturities of certificates of deposit, net .................................            (187,998)             (29,331)
Originations of loans, net ...............................................................          (4,802,724)         (11,043,762)
Proceeds from sale of real estate ........................................................              21,725               28,385
Proceeds from sales of premises and equipment ............................................                --                  4,493
Capital expenditures .....................................................................            (320,091)            (287,069)
                                                                                                  ------------         ------------
     Net cash used in investing activities ...............................................          (3,349,748)         (15,418,963)
                                                                                                  ------------         ------------

Financing Activities:
Increase in time deposits, net ...........................................................           5,094,041            5,800,630
Net increase (decrease) in other deposits, net ...........................................           8,788,827            6,981,080
Net increase (decrease) in borrowed funds ................................................          (1,211,259)           2,224,363
Repayment of notes payable ...............................................................              (4,829)              (4,558)
Repurchase of stock ......................................................................             (29,295)              (8,400)
Payment of cash dividends and fractional shares ..........................................            (246,572)            (196,225)
Issuance of stock ........................................................................              35,223               29,328
                                                                                                  ------------         ------------
     Net cash provided by financing activities ...........................................          12,426,136           14,826,218
                                                                                                  ------------         ------------

Net Increase (Decrease) in Cash and Cash Equivalents .....................................          11,388,211            1,222,068

Cash and Cash Equivalents, Beginning of Year .............................................          19,325,459           15,391,366

                                                                                                  ============         ============
Cash and Cash Equivalents, End of Year ...................................................        $ 30,713,670         $ 16,613,434
                                                                                                  ============         ============

Supplemental disclosures of cash flow information:
     Interest paid .......................................................................        $  3,783,160         $ 14,241,426
     Income taxes paid ...................................................................             882,456              829,157

Supplemental disclosure on noncash investing and financing activities:
     Decrease in net unrealized loss .....................................................            (115,043)            (163,973)
     Assets transferred to other real estate .............................................                --                137,339
     Transferred from investment securities to securities available for sale .............                --                   --

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

                                                                              6

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  In the  opinion  of  Management,  the  accompanying  consolidated  financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Carolina First BancShares, Inc. and Subsidiary Companies as of March 31, 1997 and December 31, 1996 the results of operations for the three-month periods ended March 31, 1997 and 1996, and cash flows for the three-month periods ended March 31, 1997 and 1996.

The accounting policies followed by the Company are set forth in Note 1 to the Company's audited financial statements for the year ended December 31, 1996.

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

3. The results of operations for the three-month periods ended March 31, 1997 and 1996, are not necessarily indicative of the results that might be expected for the full year ending December 31, 1997 and 1996.

4. The Company's Board of Directors declared a 25% stock dividend payable August 23, 1996. The market value of the common stock was $27.60 at August 23, 1996. Earnings per share for the periods presented have been computed after giving retroactive effect to the stock dividend.

                                                      Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

The following discussion and analysis sets forth the major factors which affected the Company's results of operations and financial condition reflected in the unaudited financial statements for the three-month periods ended March 31, 1997 and 1996.

General

Net income for the quarter ended March 31, 1997, was $1,437,413, or $.69 per share, compared to net income of $1,119,449, or $.54 per share, for the same period in 1996.

Net Interest Income/Margins

Net interest income of $4,850,277 during the first three-months of 1997 resulted from a net interest margin of 4.92% on average earning assets of $400.1 million. This compares with a net interest margin of 4.86% on average earning assets of $346.9 million generating net interest income of $4,159,678 for the same period in 1996. The interest earned on loans is being reduced as competition increases for market share. The Company has been able to sustain the strong net interest margin as the growth in average earning assets has increased more than average interest bearing liabilities. This is the result of both increased capital and minimal increases in noninterest earning assets. Interest rates increased slightly during the year of 1996, but have remained relatively stable since. Each increase in the prime lending rate initially increases the Company's net interest income since a large number of loans are tied to the prime lending rate and are directly and immediately effected. However, with the passage of time, interest sensitive liabilities will increase and the Company's interest margins should stabilize. The increase in loan demand experienced by the Company positively affects the net interest margin, as noted by the large volume related increase, and is an indicator of the continued expanding local economy. The increase in net interest income consists of an increase of $3,000 relative to rate and an increase of $688,000 relative to volume.

Management reviews asset/liability volumes and rates on a weekly basis. As Carolina First's loans have continued to grow, the funds have been obtained primarily through customer deposits and the maturing of investment securities. Deposit and loan rates are adjusted as market conditions and Company needs allow.

Analysis of average balances and interest rates for the three months ended March 31, 1997 and 1996, is presented on pages 12 and 13 of this report. Such analysis is presented on a fully-taxable equivalent basis at the federal statutory rate of 34 %.

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

On a monthly basis, the Company reviews the adequacy of its allowance for loan losses. The loan review staff prepares a listing of loans believed to be deserving of a closer review by management. These loans are rated as to the presumed collectibility, and a statistical loss factor is assigned to each category of loans that directly relates to the associated risk. In addition to these specific allowances, an additional component of the allowance is computed by applying a factor based on historical loss experience to all loans by type that are not listed on the above referenced schedule. Finally, an additional factor is assigned to the entire portfolio to cover unexpected losses from any borrower that may not be identified. This final component reflects the economic conditions of the market areas served. These factors are multiplied by the balances in each category and totaled to determine the required allowance for loan losses. The actual allowance for loan losses (after charge-offs) is compared with the required level to determine if an additional provision should be made in the current period. The allowance for loan losses was $4,729,827 or 1.51% of outstanding loans, at March 31, 1997 and $4,488,958 or 1.45% of outstanding loans, at December 31, 1996.

The provision for loan losses charged to operations during the first three months was $285,600 in 1997 and $231,000 in 1996. The increase in the provision was a result of the large growth in outstanding loans and not a deterioration of the loan portfolio. Charge-offs, net of recoveries, were $44,730 or .01% of average loans outstanding, during the three months ended March 31, 1997, as compared to $26,384 or .01% of average loans outstanding, during the same period in 1996. The ratio of non-accrual loans to total loans was .22% at March 31, 1997, .19% at December 31, 1996, and .26% at March 31, 1996. Management believes that reserves and asset values are adequate to facilitate the timely disposition of these assets.
                                        9

Net Non-Interest Income

Non-interest income increased 22.06% for the first three months of 1997 as compared to the same period a year earlier. Non-interest income from core operations continues to increase as the Company expands fee income areas such as trust services and credit cards. The Company's financial services company has continued to mature and is contributing favorably to non interest income as nontraditional banking services are considered by depositors.

Non-interest expense increased $399,325 or 12.56%, for the three-month period ended March 31, 1997, as compared to the same period a year earlier. The increase is a result of the general growth in business volume and the related increase in salaries and employee benefits (resulting from a larger number of employees from new branch locations) . Insurance premiums on deposits insured by the savings association insurance fund of the Federal Deposit Insurance Corporation were reduced during the fourth quarter after a one-time assessment.

Financial Condition

The Company's total assets at March 31, 1997 and 1996, were $443,570,565 and $328,432,306, respectively, and $429,711,291 at December 31, 1996. Average earning assets for the first three months of 1997 were $400,146,000 versus $346,930,000 for the same period a year earlier, an increase of 15.34%. This growth is the result of the strong local economy and the Company's continued expansion of its customer base and market share.

Average loans of $306,046,000 represented 76.48% of average earning assets during the first three months of 1997. During the same period in 1996, average loans totaled $257,893,000, or 74.34% of average earning assets. Gross loans increased to $313,870,002 at March 31, 1997, a 1.54% increase over loans at December 31, 1996. It is anticipated that general loan growth will continue to mirror the economy generally, however, competition for quality loans may adversely effect the net interest margins.

Securities averaged $86,434,000 during the three months ended March 31, 1997 versus $84,988,000 for the same period a year ago. The securities portfolio represented 21.60% of earning assets at March 31, 1997 and 24.50% at March 31, 1996. The Company shifted funds from the securities portfolio into the loan portfolio in an effort to capitalize on the strong loan demand in our markets and to increase net interest income. At March 31, 1997, the securities portfolio had unrealized losses of approximately $66,661. A gain of $524 was realized during the first quarter of 1997. Securities held to maturity with a carrying value of approximately $27.5 million were scheduled to mature within the next five years. Of this amount, $8.4 million were scheduled to mature within one year. Securities available for sale with a carrying value of $47.3 million were scheduled to mature within the next five years. Of this amount, $23.9 million were scheduled to mature within one year. The Company currently has the ability and intent to hold its investment securities to maturity. Certain debt securities are designated by management as held for sale and are carried at the lower of cost or market because management may sell them before they mature.

Average interest bearing liabilities rose 13.98%, to $355,714,000 in the first three months of 1997, from an average of $312,072,000 in the first three months of 1996. Total deposits increased 14.50% from March 31, 1997 to March 31, 1996, and 3.61% from December 31, 1996 to March 31, 1997. As the Company gains market share and opens additional offices, deposits will continue to increase.

The Company continues to maintain capital ratios in excess of regulatory minimum requirements. The current capital standards call for a minimum total capital of 8% of risk-adjusted assets, including 4% Tier I capital, and a minimum leverage ratio of Tier I capital to total tangible assets of at least 4-5%. At March 31, 1997, the Company's ratio of total Tier I capital to total assets, adjusted for the loans loss allowance and intangibles, was 9.16% and the Company's ratio of total capital to risk-adjusted assets was 14.24% which includes 12.99% Tier I capital.

Liquidity

The liquidity position of the Company's subsidiaries, Lincoln Bank ("Lincoln") and Cabarrus Bank of North Carolina ("Cabarrus"), is primarily dependent upon their need to respond to withdrawals from deposit accounts and upon the liquidity of their assets. Primary liquidity sources include cash and due from banks, federal funds sold, short-term investment securities and loan repayments. At March 31, 1997, the Company had a liquidity ratio of 28.94%. Management believes the liquidity sources are adequate to meet operating needs. Except as discussed above, there are no known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.

CAROLINA FIRST BANCSHARES, INC.
-------------------------------------------------------------
AVERAGE BALANCE SHEET AS MARCH 31,
-------------------------------------------------------------
(In Thousands)


                                                                        1997                             1996
                                                                   ---------------                  --------------

                                                                      Interest                             Interest
                                                         Average      Income/        Average    Average    Income/        Average
                                                         Balance      Expense         Rate      Balance    Expense         Rate
                                                        --------------------------------------- -----------------------------------

Assets

Interest bearing deposits in other banks ..........     $    451      $      3         2.66%       360      $     9           10.00%
Taxable securities ................................       78,874         1,197         6.07%    74,434        1,139            6.12%
Non-taxable securities ............................        7,560           128         6.77%    10,554          148            5.61%
Federal funds sold and securities
   purchased with agreements to
   resell .........................................        7,215            95         5.27%     3,689           39            4.23%
Loans .............................................      306,046         7,286         9.52%   257,893        6,256            9.70%
                                                         -------        -------                -------        -----

   Interest earning assets ........................      400,146         8,709         8.71%   346,930        7,591            8.75%
                                                                        -------                               -----
Cash and due from banks ...........................     $ 15,167                              $ 12,803
Other assets ......................................       17,191                                16,189
                                                         -------                               --------

Total assets ......................................     $432,504                              $375,922
                                                         =======                               =======


Liabilities and Shareholders' Equity

Interest bearing deposits
  Demand ..........................................     $ 92,178      $    550         2.39%  $ 81,769      $   484            2.37%
  Savings .........................................       39,722           248         2.50%    41,636          262            2.52%
  Time ............................................      218,107         3,000         5.50%   187,117        2,657            5.68%
Other borrowings ..................................        5,707            61         4.28%     1,550           29            7.48%
                                                         -------         -------               --------       -----

   Interest bearing liabilities ...................      355,714         3,859         4.34%   312,072        3,432            4.40%
                                                         -------         -----                 --------       -----
Other liabilities .................................       40,634                                33,685
Shareholders' equity ..............................       36,156                                30,163
                                                         -------                                ------


Total liabilities and shareholders'
   equity .........................................     $432,504                               $375,920
                                                         =======                                =======

Interest rate spread ..............................                                    4.37%                                   4.35%
                                                                                       ======                                  =====



Net interest earned and net
   yield on earning assets ........................                      $  4,850      4.92%                  $ 4,159          4.86%
                                                                            =====      =====                   =======         =====

CAROLINA FIRST BANCSHARES, INC.
----------------------------------------------------
RATE / VOLUME ANALYSIS
----------------------------------------------------
FOR THE PERIOD ENDED MARCH 31, 1997 AND 1996
----------------------------------------------------
(In Thousands)








                                                                                               Increase/(Decrease)
                                                                                                      due to
                                                                              1996            Volume           Rate           1997
                                                                             Inc/exp                                        Inc/exp
                                                                       -------------------------------------------------------------

Interest Income:
     Loans .......................................................           6,256            1,146            (116)           7,286
     Securities - tax - exempt ...................................             148              (51)             31              128
     Securities - taxable ........................................           1,139               67              (9)           1,197
     Federal funds sold & interest bearing
          balances in other banks ................................              48               46               4               98
                                                                             -----            -----             ----           -----

          Total Interest Income ..................................           7,591            1,209             (91)           8,709


Interest Expense:
     Interest Bearing Demand .....................................             484               62               4              550
     Savings .....................................................             262              (12)             (2)             248
     Time ........................................................           2,657              426             (83)           3,000
     Other Borrowings ............................................              29               44             (12)              61
                                                                             -----            ------            ----           -----

          Total Interest Expense .................................           3,432              521             (94)           3,859
                                                                             -----            ------            ----           -----

          Net Interest Income ....................................           4,159              688               3            4,850
                                                                             =====            ======            ====           =====

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




                                                 CAROLINA FIRST BANCSHARES, INC.
                                                 (Registrant)


Date:  May 13, 1997                       By:     /s/ D. Mark Boyd,III
     -------------------------            --------------------------------
                                            D. Mark Boyd, III
                                            Chairman and Chief Executive Officer



Date:  May 13, 1997                        By:    /s/ Jan H.Hollar
     -------------------------             -------------------------------
                                             Jan H. Hollar
                                             Principal Accounting Officer