Form 10-Q
period 1997-06-30
CAROLINA FIRST BANCSHARES INC
filed 1997-08-14
CIK 846465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                         Yes X          No

                2,060,298 SHARES OF COMMON STOCK, PAR VALUE $2.50
                    PER SHARE, OUTSTANDING AS OF August 13, 1997

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES

INDEX                                                                      PAGE

PART I.     FINANCIAL INFORMATION

Item 1.                    Financial Statements

            Consolidated Balance Sheets - June 30, 1997
            and December 31, 1996                                            3

            Consolidated Statements of Operations -
            Three and Six Months Ended June 30, 1997
            and 1996                                                         4

            Consolidated Statements of Changes in
            Shareholder's Equity - Six Months Ended
            June 30, 1997 and 1996                                           5

            Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 1997 and 1996                          6

            Notes to Consolidated Financial Statements                       7

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations          8 - 13

PART II.          OTHER INFORMATION                                         14

Signatures                                                                  15

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
-------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------------------

                                                                                        JUNE 30,              DECEMBER 31,
                                                                                     -------------           -------------
                                                                                          1997                    1996
                                                                                     -------------           -------------
 Assets:
 Cash and due from banks ..................................................          $  21,763,662           $  16,343,459
 Federal funds sold .......................................................             11,025,000               2,982,000
                                                                                     -------------           -------------
   Total cash and cash equivalents ........................................             32,788,662              19,325,459
 Interest bearing deposits in other banks .................................                645,023                 426,766
 Investment securities (market value $35,326,916
   in 1997 and $39,275,715 in 1996) .......................................             35,018,311              38,920,273
 Securities available for sale (cost of $80,448,652 in
    1997 and $48,612,087 in 1996) .........................................             81,367,179              48,696,412
 Loans, net of unearned income ( $411,495 in 1997 and
    $405,263 in 1996) .....................................................            324,598,631             309,112,008
   Allowance for loan losses ..............................................             (4,852,905)             (4,488,958)
                                                                                     -------------           -------------
   Loans, net .............................................................            319,745,726             304,623,050

 Premises and equipment, net ..............................................             10,180,912               9,509,172
 Other real estate owned ..................................................                131,781                 141,067
 Other assets .............................................................             10,803,784               8,069,092
                                                                                     -------------           -------------
 Total Assets .............................................................          $ 490,681,378           $ 429,711,291
                                                                                     =============           =============

 Liabilities and Shareholders' Equity
 Deposits:
    Demand ................................................................          $  49,853,108           $  37,858,889
    Interest bearing demand accounts ......................................            109,025,775              93,376,439
    Savings ...............................................................             47,022,951              39,445,821
    Time, $100,000 and over ...............................................             44,591,253              40,355,803
    Other time ............................................................            193,903,152             173,966,334
                                                                                     -------------           -------------
    Total deposits ........................................................            444,396,239             385,003,286
 Repurchase agreements ....................................................              4,253,977               5,862,026
 Other liabilities ........................................................              4,227,597               3,844,123
                                                                                     -------------           -------------
 Total Liabilities ........................................................            452,877,813             394,709,435

 Shareholders' Equity:
   Common stock, $2.50 par value;
    authorized --- 5,000,000 shares;
     issued and outstanding - 2,059,029 shares in
    1997, and 2,052,971 shares in 1996 ....................................              5,147,572               5,132,428
   Additional paid-in capital .............................................             16,493,345              16,442,810
   Retained earnings ......................................................             15,821,255              13,378,236
   Net unrealized loss on available for sale securities ...................                341,393                  48,382
                                                                                     -------------           -------------
   Total Shareholders' Equity .............................................             37,803,565              35,001,856
 Commitments and Contingent Liabilities ...................................                   --                      --
 Total Liabilities and Shareholders' Equity ...............................          $ 490,681,378           $ 429,711,291
                                                                                     =============           =============

 Book Value Per Share .....................................................          $       18.36           $       17.05
                                                                                     =============           =============

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                   Quarter Ended                             Six Months Ended
                                                                      June 30,                                   June 30,
                                                         --------------------------------------------------------------------------
                                                               1997              1996                    1997               1996
                                                         --------------------------------------------------------------------------
Interest Income:
Interest and fees on loans ....................          $ 7,632,399          $ 6,716,202           $14,918,895          $12,972,363
Interest and dividends
    on securities:
    Taxable income ............................            1,401,246            1,131,596             2,597,790            2,257,431
    Non-taxable income ........................              121,867              159,919               249,758              308,184
Interest on federal funds sold ................              136,401               27,571               225,415               76,015
Other interest income .........................               17,419               13,952                26,757               26,771
                                                         -----------          -----------           -----------          -----------
   Total interest income ......................            9,309,332            8,049,240            18,018,615           15,640,764

Interest Expense:
Interest on deposits ..........................            4,076,045            3,423,766             7,874,328            6,826,246
Interest on notes payable .....................               52,890               82,845               113,613              112,211
                                                         -----------          -----------           -----------          -----------
   Total interest expense .....................            4,128,935            3,506,611             7,987,941            6,938,457
                                                         -----------          -----------           -----------          -----------
Net Interest Income ...........................            5,180,397            4,542,629            10,030,674            8,702,307
Provision for Loan Losses .....................              212,733              306,000               498,333              537,000
                                                         -----------          -----------           -----------          -----------
Net Credit Income .............................            4,967,664            4,236,629             9,532,341            8,165,307

Other Income:
Charges on deposit accounts ...................              591,266              519,277             1,149,417              998,596
Insurance commissions .........................              228,739              118,879               401,316              233,558
Other service fees and
    commissions ...............................              289,602              177,748               493,808              369,236
Mortgage banking income .......................              115,498               85,768               224,083              205,689
Securities gains (losses), net ................               10,365                 (870)               10,889                8,641
Other income ..................................              204,662              150,147               368,782              225,062
                                                         -----------          -----------           -----------          -----------
   Total other income .........................            1,440,132            1,050,949             2,648,295            2,040,782

Operating Expenses:
Salaries and benefits .........................            2,195,298            1,826,800             4,172,972            3,603,991
Occupancy and equipment .......................              524,204              380,229               950,792              770,590
Federal and other insurance
    premiums ..................................               33,284               74,057                63,429              145,709
Office supplies ...............................              171,605               90,194               285,686              192,975
Data processing ...............................              115,788               97,313               218,336              188,355
Other expenses ................................            1,108,627              908,814             2,036,742            1,655,613
                                                         -----------          -----------           -----------          -----------
   Total operating expenses ...................            4,148,806            3,377,407             7,727,957            6,557,233
                                                         -----------          -----------           -----------          -----------
Income Before Income Taxes ....................            2,258,990            1,910,171             4,452,679            3,648,856
Income Taxes ..................................              759,774              696,963             1,516,050            1,316,199
                                                         -----------          -----------           -----------          -----------
Net Income ....................................          $ 1,499,216          $ 1,213,208           $ 2,936,629          $ 2,332,657
                                                         ===========          ===========           ===========          ===========
Net Income Per Common Share ...................          $      0.71          $      0.58           $      1.40          $      1.12
                                                         ===========          ===========           ===========          ===========
Cash Dividend Per Common Share ................          $      0.12          $      0.10           $      0.24          $      0.19
                                                         ===========          ===========           ===========          ===========

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)


                                                 COMMON STOCK             ADDITIONAL
                                        --------------------------         PAID-IN          RETAINED       VALUATION   SHAREHOLDERS'
                                            SHARES          AMOUNT         CAPITAL          EARNINGS        RESERVE       EQUITY
                                        -------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1995 ..........      1,632,458    $  4,081,145    $ 17,377,333    $  9,585,436    $     79,065    $ 31,122,979

EXERCISE OF STOCK OPTIONS ...........          5,912          14,781          40,836                                          55,617

CASH DIVIDEND ($.19 PER SHARE) ......                                                       (392,882)                      (392,882)

RETIREMENT OF STOCK .................         (2,193)         (5,483)        (62,668)                                       (68,151)

DIVIDEND REINVESTMENT PLAN ..........          2,592           6,480          72,732                                          79,212

CHANGE IN UNREALIZED GAIN ON
    SECURITIES AVAILABLE FOR SALE ...                                                                       (301,909)      (301,909)

NET INCOME ..........................                                                      2,332,657                       2,332,657
                                        ------------    ------------    ------------    ------------     ------------    -----------
BALANCE, JUNE 30, 1996 ..............      1,638,769       4,096,923      17,428,233      11,525,211        (222,844)     32,827,523




BALANCE, DECEMBER 31, 1996 ..........      2,052,971       5,132,428      16,442,810      13,378,236          48,382      35,001,856

EXERCISE OF STOCK OPTIONS ...........          6,970          17,425          79,309                                          96,734

CASH DIVIDEND ($.24 PER SHARE) ......                                                       (493,610)                      (493,610)

RETIREMENT OF STOCK .................           (912)         (2,281)        (28,774)                                       (31,055)

DIVIDEND REINVESTMENT PLAN

CHANGE IN UNREALIZED GAIN ON
    SECURITIES AVAILABLE FOR SALE ...                                                                        293,011         293,011

NET INCOME ..........................                                                      2,936,629                       2,936,629
                                        ------------    ------------    ------------    ------------    ------------    ------------
BALANCE, JUNE 30, 1997 ..............      2,059,029    $  5,147,572    $ 16,493,345    $ 15,821,255    $    341,393    $ 37,803,565
                                        ============    ============    ============    ============    ============    ============

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
---------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
---------------------------------------------------------------

                                                                                                    June 30,             June 30,
                                                                                                ---------------     ----------------
                                                                                                      1997                 1996
                                                                                                ---------------     ----------------
Operating Activities:
Net Income ...............................................................................        $  2,936,629         $  2,332,657
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization ........................................................             605,300              370,217
    Accretion and amortization of securities discounts
      and premiums, net ..................................................................             (80,519)             154,179
    Provision for loan losses ............................................................             498,333              537,000
    Deferred taxes (benefit) .............................................................            (634,148)            (345,186)
    Gains on sales of securities available for sale ......................................             (13,684)                (900)
    Gains on calls and maturities of securities held to maturity .........................                --                 (8,490)
    Losses on calls and maturities of securities held to maturity ........................                  98                  750
    Losses (gains) on sales of equipment, net ............................................              (4,810)              (4,097)
    Gains on sales of real estate, net ...................................................             (64,013)             (46,701)
    Net increase in core deposit intangibles .............................................          (2,541,876)                --
    Decrease in other assets .............................................................             371,276               54,791
    Increase (decrease) in other liabilities .............................................             393,153              (69,494)
                                                                                                  ------------         ------------
       Net cash provided by operating activities .........................................           1,465,739            2,974,726
                                                                                                  ------------         ------------
Investing Activities:
Proceeds from maturities of securities available for sale ................................          12,816,008            3,091,510
Proceeds from sales of securities available for sale .....................................              42,215            3,500,000
Purchases of securities available for sale ...............................................         (45,121,806)         (10,836,689)
Proceeds from calls and maturities of securities held to maturity ........................           4,870,019           12,763,776
Purchases of securities held to maturity .................................................            (988,125)          (5,074,375)
Purchases and maturities of certificates of deposit, net .................................            (218,257)             (33,365)
Originations of loans, net ...............................................................         (15,659,009)         (30,754,157)
Proceeds from sale of real estate ........................................................             106,299              270,175
Proceeds from sales of premises and equipment ............................................              41,384                9,852
Capital expenditures .....................................................................          (1,238,558)            (736,915)
                                                                                                  ------------         ------------
     Net cash used in investing activities ...............................................         (45,349,830)         (27,800,188)
                                                                                                  ------------         ------------
Financing Activities:
Increase in time deposits, net ...........................................................          24,172,268           13,215,558
Net increase in other deposits, net ......................................................          35,220,685            5,843,354
Net increase (decrease) in borrowed funds ................................................          (1,608,049)           4,083,750
Repayment of notes payable ...............................................................              (9,679)              (9,153)
Repurchase of stock ......................................................................             (31,055)             (68,151)
Payment of cash dividends and fractional shares ..........................................            (493,610)            (392,882)
Issuance of stock ........................................................................              96,734              134,829
                                                                                                  ------------         ------------
     Net cash provided by financing activities ...........................................          57,347,294           22,807,305
                                                                                                  ------------         ------------

Net Increase (Decrease) in Cash and Cash Equivalents .....................................          13,463,203           (2,018,157)

Cash and Cash Equivalents, Beginning of Year .............................................          19,325,459           15,391,366
                                                                                                  ============         ============
Cash and Cash Equivalents, End of Year ...................................................        $ 32,788,662         $ 13,373,209
                                                                                                  ============         ============
Supplemental disclosures of cash flow information:
     Interest paid .......................................................................        $  7,803,269         $  6,844,203
     Income taxes paid ...................................................................           2,161,706            1,696,157

Supplemental disclosure on noncash investing and financing activities:
     Decrease in net unrealized loss .....................................................             293,011             (301,909)
     Assets transferred to other real estate .............................................              38,000              255,649
     Transferred from investment securities to securities available for sale .............                --                   --
Disclosure of accounting policy:
For purposes of reporting cash flows, cash and cash equivalents  include cash on hand, due from banks and federal funds sold.

See accompanying notes to consolidated financial statements.

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  In the  opinion  of  Management,  the  accompanying  consolidated  financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Carolina First BancShares, Inc. and Subsidiary Companies as of June 30, 1997 and December 31, 1996 the results of operations for the three and six-month periods ended June 30, 1997 and 1996, and cash flows for the six-month periods ended June 30, 1997 and 1996.

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

3. The results of operations for the three-month and six-month periods ended June 30, 1997 and 1996, are not necessarily indicative of the results that might be expected for the full year ending December 31, 1997 and 1996.

4. The Company's Board of Directors declared a 25% stock dividend payable August 23, 1996. The market value of the common stock was $27.60 at August 23, 1996. Earnings per share for the periods presented have been computed after giving retroactive effect to the stock dividend. The Company's Board of Directors declared a 2 for 1 stock split payable August 22, 1997. Earnings per share in this filing have not been adjusted for this stock split.

                                                      Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

The following discussion and analysis sets forth the major factors which affected the Company's results of operations and financial condition reflected in the unaudited financial statements for the three and six-month periods ended June 30, 1997 and 1996.

General

Net income for the quarter ended June 30, 1997, was $1,499,216, or $.71 per share, compared to net income of $1,213,208, or $.58 per share, for the same period in 1996. Net income for the six-month period ended June 30, 1997, was $2,936,629, or $1.40 per share, compared to net income of $2,332,657, or $1.12 per share, for the same period in 1996.

Net Interest Income/Margins

Net interest income of $10,030,674 during the first six-months of 1997 resulted from a net interest margin of 4.89% on average earning assets of $413.9 million. This compares with a net interest margin of 4.93% on average earning assets of $355.7 million generating net interest income of $8,702,307 for the same period in 1996. The interest rate earned on loans is being reduced as competition increases for market share of quality loans. The Company has, however, been able to sustain the strong net interest margin as average interest bearing liabilities have decreased as a percentage of total liabilities and capital. This is the result of both increased capital and increases in noninterest bearing deposits. Interest rates have remained relatively stable and thus the change in the net interest margin is more a function of competition than changes in interest rates. Each increase in the prime lending rate initially increases the Company's net interest income since a large number of loans are tied to the prime lending rate and are directly and immediately effected. However, with the passage of time, interest sensitive liabilities will increase and the Company's interest margins should stabilize. The increase in loan demand experienced by the Company positively affects the net interest margin, as noted by the large volume related increase, and is an indicator of the continued strong local economy. The increase in net interest income consists of a small decrease of $50,000 relative to rate and an increase of $1,379,000 relative to volume.

Management reviews asset/liability volumes and rates on a weekly basis. As Carolina First's loans have continued to grow, the funds have been obtained primarily through customer deposits and the maturing of investment securities. Deposit and loan rates are adjusted as market conditions and Company needs allow.

Analysis of average balances and interest rates for the six-months ended June 30, 1997 and 1996, is presented on pages 12 and 13 of this report. Such analysis is presented on a fully-taxable equivalent basis at the federal statutory rate of 34 %.

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

On a monthly basis, the Company reviews the adequacy of its allowance for loan losses. The loan review staff prepares a listing of loans believed to be deserving of a closer review by management. These loans are rated as to the presumed collectibility, and a statistical loss factor is assigned to each category of loans that directly relates to the associated risk. In addition to these specific allowances, an additional component of the allowance is computed by applying a factor based on historical loss experience to all loans by type that are not listed on the above referenced schedule. Finally, an additional factor is assigned to the entire portfolio to cover unexpected losses from any borrower that may not be identified. This final component reflects the economic conditions of the market areas served. These factors are multiplied by the balances in each category and totaled to determine the required allowance for loan losses. The actual allowance for loan losses (after charge-offs) is compared with the required level to determine if an additional provision should be made in the current period. The allowance for loan losses was $4,852,905 or 1.50% of outstanding loans, at June 30, 1997 and $4,488,958 or 1.45% of outstanding loans, at December 31, 1996.

The provision for loan losses charged to operations during the first six months was $498,333 in 1997 and $537,000 in 1996. The decrease in the provision was a result of the Company's comfort level with the loan quality, the level of the allowance for loan losses and the stable growth in the loan portfolio. Charge-offs, net of recoveries, were $134,386 or .04% of average loans outstanding, during the six months ended June 30, 1997, as compared to $83,142 or .03% of average loans outstanding, during the same period in 1996. The ratio of non-accrual loans to total loans was .50% at June 30, 1997, .19% at December 31, 1996, and .20% at June 30, 1996. While this ratio increased from December, it is still significantly less than peer banks. Management believes that reserves and asset values are adequate to facilitate the timely disposition of these assets.

Net Non-Interest Income

Non-interest income increased 29.77% for the first six months of 1997 as compared to the same period a year earlier. Non-interest income from core operations continues to increase as the Company expands fee income areas such as trust services and credit cards. Also, the additional deposits recently acquired have boosted deposit related income. The Company's financial services company has continued to mature and is contributing favorably to non-interest income as nontraditional banking services are considered by depositors.

Non-interest expense increased $1,170,724 or 17.85%, for the six-month period ended June 30, 1997, as compared to the same period a year earlier. Non-interest expense increased in relation to the additional branch acquisitions and branch opening. Specifically, occupancy and supplies were directly effected as well as other expenses which includes the amortization of the premium paid to acquire the deposits. Additionally, the expenses relative to our technology expenditures are apparent in the increase in equipment expense. Insurance premiums on deposits insured by the savings association insurance fund of the Federal Deposit Insurance Corporation were reduced during the fourth quarter of 1996 after a one-time assessment.
Financial Condition

The Company's total assets at June 30, 1997 and 1996, were $490,681,378 and $394,601,998, respectively, and $429,711,291 at December 31, 1996. Average earning assets for the first six months of 1997 were $413,970,000 versus $355,748,000 for the same period a year earlier, an increase of 16.37%. This growth is the result of the strong local economy and the Company's continued expansion of its customer base. During the second quarter of 1997 the Company opened one new branch and acquired the deposits of three branches. The Company will continue to look for ways to grow in market share.

Average loans of $311,003,000 represented 75.13% of average earning assets during the first six months of 1997. During the same period in 1996, average loans totaled $268,052,000, or 75.35% of average earning assets. Gross loans increased to $324,598,631 at June 30, 1997, a 5.01% increase over loans at December 31, 1996. It is anticipated that general loan growth will continue to mirror the economy generally, however, competition for quality loans may adversely effect the net interest margins.

Securities averaged $93,697,000 during the six months ended June 30, 1997 versus $84,223,000 for the same period a year ago. The securities portfolio represented 22.63% of earning assets at June 30, 1997 and 23.67% at June 30, 1996. At June 30, 1997, the securities portfolio had unrealized losses of approximately $341,393. A gain of $10,889 was realized during the first half of 1997. Securities held to maturity with a carrying value of approximately $27.5 million were scheduled to mature within the next five years. Of this amount, $9.2 million were scheduled to mature within one year. Securities available for sale with a carrying value of $79.7 million were scheduled to mature within the next five years. Of this amount, $29.3 million were scheduled to mature within one year. The Company currently has the ability and intent to hold its investment securities to maturity. Certain debt securities are designated by management as held for sale and are carried at the lower of cost or market because management may sell them before they mature.

Average interest bearing liabilities rose 15.23%, to $368,204,000 in the first six months of 1997, from an average of $319,542,000 in the first six months of 1996. Total deposits increased 25.30% from June 30, 1996 to June 30, 1997, and 15.43% from December 31, 1996 to June 30, 1997. The second quarter acquisitions resulted in large deposit growth rates. As the Company capitalizes on these acquisitions and gains market share deposits will continue to increase.

The Company continues to maintain capital ratios in excess of regulatory minimum requirements. The current capital standards call for a minimum total capital of 8% of risk-adjusted assets, including 4% Tier I capital, and a minimum leverage ratio of Tier I capital to total tangible assets of at least 4-5%. At June 30, 1997, the Company's ratio of total capital to risk-adjusted assets was 12.03% which includes 10.78% Tier I capital and the Company's ratio of total Tier I capital to total assets, adjusted for the loans loss allowance and intangibles, was 7.72%.

Liquidity

The liquidity position of the Company's subsidiaries, Lincoln Bank ("Lincoln") and Cabarrus Bank of North Carolina ("Cabarrus"), is primarily dependent upon their need to respond to withdrawals from deposit accounts and upon the liquidity of their assets. Primary liquidity sources include cash and due from banks, federal funds sold, short-term investment securities and loan repayments. At June 30, 1997, the Company had a liquidity ratio of 33.38%. Management believes the liquidity sources are adequate to meet operating needs. Except as discussed above, there are no known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.

CAROLINA FIRST BANCSHARES, INC.
-----------------------------------------
AVERAGE BALANCE SHEET AS JUNE 30,
-----------------------------------------
(In Thousands)

                                                                    1997                                    1996
                                                               --------------                          -------------
                                                                   Interest                               Interest
                                                    Average        Income/       Average    Average       Income/        Average
                                                    Balance        Expense         Rate     Balance       Expense          Rate
                                                   --------------------------------------------------------------------------------
Assets

Interest bearing deposits in other banks ....      $    509       $     15          5.89%        573       $     27         9.42%
Taxable securities ..........................        86,347          2,598          6.02%     72,728       $  2,257         6.21%
Non-taxable securities ......................         7,350            250          6.80%     11,495            308         5.36%
Federal funds sold and securities
   purchased with agreements to
   resell ...................................         8,761            237          5.41%      2,900             76         5.24%
Loans .......................................       311,003         14,919          9.59%    268,052         12,972         9.68%
                                                   --------        --------                 --------        -------

   Interest earning assets ..................       413,970         18,019          8.71%    355,748         15,640         8.79%
                                                                   --------                                 -------

Cash and due from banks .....................      $ 15,812                                 $ 13,186
Other assets ................................        18,579                                   16,369
                                                   --------                                 --------

Total assets ................................      $448,361                                 $385,303
                                                   ========                                 ========


Liabilities and Shareholders' Equity

Interest bearing deposits
  Demand ....................................      $ 97,739       $  1,177          2.41%   $ 83,706       $    973         2.32%
  Savings ...................................        42,055            528          2.51%     41,066            514         2.50%
  Time ......................................       223,233          6,169          5.53%    190,194          5,339         5.61%
Other borrowings ............................         5,177            114          4.40%      4,576            112         4.90%
                                                   --------        -------                   -------         ------

   Interest bearing liabilities .............       368,204          7,988          4.34%    319,542          6,938         4.34%
                                                   --------        -------                   -------         ------
Other liabilities ...........................        43,180                                   34,883
Shareholders' equity ........................        36,977                                   30,878
                                                   --------                                  -------


Total liabilities and shareholders'
   equity ...................................      $448,361                                 $385,303
                                                   ========                                 ========

Interest rate spread ........................                                       4.37%                                   4.45%
                                                                                    ======                                  =====



Net interest earned and net
   yield on earning assets ..................                     $ 10,031          4.89%                  $  8,702         4.93%
                                                                  ========          ======                   =======        =====

CAROLINA FIRST BANCSHARES, INC.
----------------------------------------------------
RATE / VOLUME ANALYSIS
----------------------------------------------------
FOR THE PERIOD ENDED JUNE, 1997 AND 1996
----------------------------------------------------
(In Thousands)






                                                                                             Increase/(Decrease)
                                                                                                    due to
                                                                         1996             Volume            Rate              1997
                                                                        Inc/exp                                             Inc/exp
                                                                   ----------------------------------------------------------------
Interest Income:
     Loans ...................................................           12,972            2,060              (113)          14,919
     Securities - tax - exempt ...............................              308             (141)               83              250
     Securities - taxable ....................................            2,257              410               (69)           2,598
     Federal funds sold & interest bearing
          balances in other banks ............................              103              158                (9)             252
                                                                         ------           ------             ------           ------

          Total Interest Income ..............................           15,640            2,487              (108)          18,019


Interest Expense:
     Interest Bearing Demand .................................              973              169                35            1,177
     Savings .................................................              514               12                 2              528
     Time ....................................................            5,339              913               (83)           6,169
     Other Borrowings ........................................              112               13               (11)             114
                                                                         ------           ------             ------           ------

          Total Interest Expense .............................            6,938            1,108               (58)           7,988
                                                                         ------           ------             ------           ------

          Net Interest Income ................................            8,702            1,379               (50)          10,031
                                                                         ======           ======             ======           ======


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




                                                 CAROLINA FIRST BANCSHARES, INC.
                                                                    (Registrant)



Date:  August 13, 1997                      By: /s/ D. Mark Boyd, III
       -------------------------            -----------------------------------
                                            D. Mark Boyd, III
                                            Chairman and Chief Executive Officer



Date:  August 13, 1997                      By: /s/ Jan H.Hollar
       -------------------------            ----------------------
                                            Jan H. Hollar
                                            Principal Accounting Officer