Form 10-Q
period 1997-09-30
CAROLINA FIRST BANCSHARES INC
filed 1997-11-12
CIK 846465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549
                                                     FORM 10-Q
(Mark One)
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

                                    Yes X             No

                4,120,471 SHARES OF COMMON STOCK, PAR VALUE $2.50
                 PER SHARE, OUTSTANDING AS OF November 13, 1997


CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES

INDEX                                                                      PAGE

PART I.       FINANCIAL INFORMATION

Item 1.                Financial Statements

              Consolidated Balance Sheets - September 30, 1997
              and December 31, 1996                                           3

              Consolidated Statements of Operations -
              Three and Nine Months Ended September 30, 1997
              and 1996                                                        4

              Consolidated Statements of Changes in
              Shareholder's Equity - Nine Months Ended
              September 30, 1997 and 1996                                     5

              Consolidated Statements of Cash Flows -
              Nine Months Ended September 30, 1997 and 1996                   6

              Notes to Consolidated Financial Statements                      7

Item 2.         Management's Discussion and Analysis
                of Financial Condition and Results of Operations         8 - 12

PART II.          OTHER INFORMATION                                          13
Signatures                                                                   14

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
-------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------------------





                                                           SEPTEMBER 30,            DECEMBER 31,
                                                        --------------------    ---------------------
                                                               1997                     1996
                                                        --------------------    ---------------------
Assets:
Cash and due from banks                                         $19,228,904              $16,343,459
Federal funds sold                                                6,300,000                2,982,000
                                                                ------------              -----------
  Total cash and cash equivalents                                25,528,904               19,325,459
Interest bearing deposits in other banks                            645,159                  426,766
Investment securities (market value $31,836,722
  in 1997 and $39,275,715 in 1996)                               31,546,757               38,920,273
Securities available for sale (cost of $88,662,642 in
   1997 and $48,612,087 in 1996)                                 89,529,121               48,696,412
Loans, net of unearned income ( $449,486 in 1997 and
   $405,263 in 1996)                                            333,038,946              309,112,008
  Allowance for loan losses                                      (4,872,689)              (4,488,958)
                                                                ------------             ------------
  Loans, net                                                    328,166,257              304,623,050

Premises and equipment, net                                       9,721,666                9,509,172
Other real estate owned                                             410,734                  141,067
Other assets                                                     11,039,302                8,069,092
                                                               -------------            -------------
Total Assets                                                   $496,587,900             $429,711,291
                                                               =============            =============

Liabilities and Shareholders' Equity
Deposits:
   Demand                                                       $49,380,307              $37,858,889
   Interest bearing demand accounts                             108,869,937               93,376,439
   Savings                                                       46,467,170               39,445,821
   Time, $100,000 and over                                       48,281,382               40,355,803
   Other time                                                   195,402,494              173,966,334
                                                               -------------            -------------
   Total deposits                                               448,401,290              385,003,286
Repurchase agreements                                             4,931,298                5,862,026
Other liabilities                                                 3,984,747                3,844,123
                                                               -------------            -------------
Total Liabilities                                               457,317,335              394,709,435

Shareholders' Equity:
  Common stock, $2.50 par value;
   authorized --- 5,000,000 shares;
    issued and outstanding - 4,120,471 shares in
   1997, and 2,052,971 shares in 1996                            10,301,178                5,132,428
  Additional paid-in capital                                     11,371,347               16,442,810
  Retained earnings                                              17,054,805               13,378,236
  Net unrealized loss on available for sale securities              543,235                   48,382
                                                               --------------           -------------
  Total Shareholders' Equity                                     39,270,565               35,001,856
Commitments and Contingent Liabilities                          -----                    -----
Total Liabilities and Shareholders' Equity                     $496,587,900             $429,711,291
                                                               ==============           =============

Book Value Per Share                                                  $9.53                    $8.53
                                                               ==============           =============

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
-------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------

                                                              Quarter Ended                             Nine Months Ended
                                                              September 30,                               September 30,
                                                  --------------------------------------      --------------------------------------
                                                        1997                 1996                   1997                 1996
                                                  -----------------    -----------------      -----------------    -----------------
Interest Income:
Interest and fees on loans                              $8,109,543           $7,094,420            $23,028,438          $20,066,783
Interest and dividends on securities:
    Taxable income                                       1,681,564            1,073,586              4,279,354            3,331,017
    Non-taxable income                                     113,452              146,869                363,210              455,053
Interest on federal funds sold                             111,135               48,133                336,550              124,148
Other interest income                                       10,203              (16,525)                36,960               10,246
                                                        ----------           -----------           -----------          -----------
   Total interest income                                10,025,897            8,346,483             28,044,512           23,987,247

Interest Expense:
Interest on deposits                                     4,353,245            3,563,019             12,227,573           10,389,265
Interest on notes payable                                   29,483               28,874                 37,373               80,461
Interest on repurchase accounts                             48,663               53,331                154,386              113,955
                                                        ----------           -----------           -----------          -----------
   Total interest expense                                4,431,391            3,645,224             12,419,332           10,583,681
                                                        ----------           -----------           -----------          -----------

Net Interest Income                                      5,594,506            4,701,259             15,625,180           13,403,566
Provision for Loan Losses                                  242,000              284,000                740,333              821,000
                                                        ----------           -----------           -----------          -----------

Net Credit Income                                        5,352,506            4,417,259             14,884,847           12,582,566

Other Income:
Charges on deposit accounts                                613,861              545,104              1,763,278            1,543,700
Insurance commissions                                       64,074              155,447                465,390              389,005
Other service fees and commissions                         293,223              198,307                787,031              567,543
Mortgage banking income                                     99,643               96,306                323,726              301,995
Securities gains (losses), net                              55,740                    4                 66,629                8,645
Other income                                               220,287              176,546                589,069              401,608
                                                        ----------           -----------           -----------          -----------
   Total other income                                    1,346,828            1,171,714              3,995,123            3,212,496

Operating Expenses:
Salaries and benefits                                    2,325,593            1,976,495              6,498,565            5,580,486
Occupancy and equipment                                    543,589              433,126              1,494,381            1,203,716
Federal and other insurance premiums                        35,296              517,265                 98,725              662,974
Office supplies                                            189,984              138,943                475,670              331,918
Data processing                                            117,287               97,062                335,623              285,417
Other expenses                                           1,110,875              835,502              3,147,617            2,491,115
                                                        ----------           -----------           -----------          -----------
   Total operating expenses                              4,322,624            3,998,393             12,050,581           10,555,626
                                                        ----------           -----------           -----------          -----------

Income Before Income Taxes                               2,376,710            1,590,580              6,829,389            5,239,436
Income Taxes                                               813,491              590,078              2,329,541            1,906,277
                                                        ----------           -----------           -----------          -----------

Net income                                              $1,563,219           $1,000,502             $4,499,848           $3,333,159
                                                        ==========           ===========           ===========          ===========

Net Income Per Common Share                                  $0.37                $0.24                  $1.07                $0.80
                                                        ==========           ===========           ===========          ===========

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)

                                                COMMON STOCK          ADDITIONAL
                                         -------------------------
                                                                      PAID-IN       RETAINED        VALUATION   SHAREHOLDERS'
                                           SHARES        AMOUNT       CAPITAL       EARNINGS       RESERVE        EQUITY
                                         -----------   -----------   -----------   -----------    -----------   -----------

BALANCE, DECEMBER 31, 1995                1,632,458    $4,081,145    $17,377,333   $9,585,436        $79,065   $31,122,979

EXERCISE OF STOCK OPTIONS                     7,657        19,143        56,113                                     75,256

CASH DIVIDEND ($.17 PER SHARE)                                                       (639,195)                    (639,195)

5-FOR-4 STOCK SPLIT                         409,586     1,023,965    (1,049,261)                                   (25,296)

RETIREMENT OF STOCK                          (3,078)       (7,695)      (86,717)                                   (94,412)

DIVIDEND REINVESTMENT PLAN                    5,104        12,760       148,092                                    160,852

CHANGE IN UNREALIZED GAIN ON SECURITIES
    AVAILABLE FOR SALE                                                                              (217,460)     (217,460)

NET INCOME                                                                          3,333,159                    3,333,159
                                          ----------    ---------    ----------    ----------       --------    ----------
BALANCE, SEPTEMBER 30, 1996               2,051,727     5,129,318    16,445,560    12,279,400       (138,395)   33,715,883




BALANCE, DECEMBER 31, 1996                2,052,971     5,132,428    16,442,810    13,378,236         48,382    35,001,856

EXERCISE OF STOCK OPTIONS                     8,006        20,015        91,289                                    111,304

CASH DIVIDEND ($.20 PER SHARE)                                                       (823,279)                    (823,279)

2-FOR-1 STOCK SPLIT                       2,060,298     5,150,745    (5,150,745)                                         0

RETIREMENT OF STOCK                          (1,694)       (4,235)      (43,605)                                   (47,840)

DIVIDEND REINVESTMENT PLAN                      890         2,225        31,598                                     33,823

CHANGE IN UNREALIZED GAIN
    ON SECURITIES AVAILABLE FOR SALE                                                                 494,853       494,853

NET INCOME                                                                          4,499,848                    4,499,848
                                          ----------   -----------   -----------   -----------      --------   -----------
BALANCE, SEPTEMBER 30, 1997               4,120,471    $10,301,178   $11,371,347   $17,054,805      $543,235   $39,270,565
                                          ==========   ===========   ===========   ===========      ========   ===========

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
-------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)
-------------------------------------------------------------------------

                                                                                                September 30,  September 30,
                                                                                                ------------    ------------
                                                                                                    1997            1996
                                                                                                ------------    ------------

Operating Activities:
Net Income                                                                                      $  4,499,848    $  3,333,159
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                                                  1,023,974         714,901
    Accretion and amortization of securities discounts
      and premiums, net                                                                              (50,108)        218,191
    Provision for loan losses                                                                        740,333         821,000
    Deferred taxes (benefit)                                                                        (634,148)      (345,186)
    Gains on sales of securities available for sale                                                  (27,324)          --
    Gains on calls and maturities of securities held to maturity                                      (1,812)        (8,490)
    Losses on calls and maturities of securities held to maturity                                         98             750
    Gains on sales of equipment, net                                                                  (4,810)        (2,417)
    Gains on sales of real estate, net                                                               (66,179)       (86,943)
    Net increase in core deposit intangibles                                                      (2,541,876)           --
    Decrease in other assets                                                                          34,734          54,012
    Increase in other liabilities                                                                    155,220         895,453
                                                                                                ------------    ------------
       Net cash provided by operating activities                                                   3,127,950       5,594,430
                                                                                                ------------    ------------

Investing Activities:
Proceeds from maturities of securities available for sale                                         21,180,881       7,178,228
Proceeds from sales of securities available for sale                                               1,776,467       3,500,000
Purchases of securities available for sale                                                       (63,191,157)   (14,396,374)
Proceeds from calls and maturities of securities held to maturity                                  8,336,740     16,099,810
Purchases of securities held to maturity                                                            (988,125)    (5,074,375)
Purchases and maturities of certificates of deposit, net                                            (218,529)       (69,275)
Originations of loans, net                                                                       (24,613,827)   (43,463,229)
Proceeds from sale of real estate                                                                    120,299         346,879
Proceeds from sales of premises and equipment                                                        583,469           6,130
Capital expenditures                                                                              (1,637,411)    (1,284,226)
                                                                                                ------------    ------------
     Net cash used in investing activities                                                       (58,651,193)   (37,156,432)
                                                                                                ------------    ------------

Financing Activities:
Increase in time deposits, net                                                                    29,361,739      24,735,484
Increase in other deposits, net                                                                   34,036,265      12,830,943
Increase (decrease) in borrowed funds, net                                                          (930,728)      6,444,004
Repayment of notes payable                                                                           (14,596)       (13,811)
Repurchase of stock                                                                                  (47,840)       (94,412)
Payment of cash dividends and fractional shares                                                     (823,279)      (664,491)
Issuance of stock                                                                                    145,127         236,108
                                                                                                ------------    ------------
     Net cash provided by financing activities                                                    61,726,688      43,473,825
                                                                                                ------------    ------------

Net Increase (Decrease) in Cash and Cash Equivalents                                               6,203,445      11,911,823

Cash and Cash Equivalents, Beginning of Year                                                      19,325,459      15,391,366

                                                                                                ============    ============
Cash and Cash Equivalents, End of Year                                                          $ 25,528,904    $ 27,303,189
                                                                                                ============    ============

Supplemental disclosures of cash flow information:
     Interest paid                                                                              $ 12,197,107    $ 10,442,307
     Income taxes paid                                                                             2,895,456       2,666,157

Supplemental disclosure on noncash investing and financing activities:
     Decrease in net unrealized loss                                                                 494,853       (217,460)
     Assets transferred to other real estate                                                         330,287         289,649
     Transferred from investment securities to securities available for sale                            --              --
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

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  In the  opinion  of  Management,  the  accompanying  consolidated  financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Carolina First BancShares, Inc. and Subsidiary Companies as of September 30, 1997 and December 31, 1996 the results of operations for the three and nine-month periods ended
September 30, 1997 and 1996, and cash flows for the nine-month periods ended September 30, 1997 and 1996.

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

3. The results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996, are not necessarily indicative of the results that might be expected for the full year ending December 31, 1997 and 1996.

4. The Company's Board of Directors declared a 2-for-1 stock split payable August 22, 1997. Earnings per share in this filing have been adjusted for this stock split.

                                                      Item 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

The following discussion and analysis sets forth the major factors which affected the Company's results of operations and financial condition reflected in the unaudited financial statements for the three and nine-month periods ended September 30, 1997 and 1996.

General

Net income for the quarter ended September 30, 1997, was $1,563,219, or $.37 per share, compared to net income of $1,000,502, or $.24 per share, for the same period in 1996. Net income for the nine-month period ended September 30, 1997, was $4,499,848, or $1.07 per share, compared to net income of $3,333,159, or $.80 per share, for the same period in 1996. Earnings for the third quarter of 1996 were negatively impacted by $284,211 or $.06 per share by the one time assessment for all Savings Associations Insurance Fund (SAIF) members.

Net Interest Income/Margins

Net interest income of $15,625,180 during the first nine-months of 1997 resulted from a net interest margin of 4.90% on average earning assets of $426.6 million. This compares with a net interest margin of 4.953% on average earning assets of $362.2 million generating net interest income of $13,403,566 for the same period in 1996. The interest rate earned on taxable securities has been reduced as the Company continues to invest in relatively short term government securities. The Company has, however, been able to sustain the strong net interest margin as average interest bearing liabilities have decreased slightly as a percentage of total liabilities and capital. This is the result of both increased capital and increases in noninterest bearing deposits. Interest rates have remained relatively stable and thus the change in the net interest margin is more a function of competition and investment options than changes in interest rates. The increase in loan demand experienced by the Company positively affects the net interest margin, as noted by the large volume related increase, and is an indicator of the continued strong local economy. The increase in net interest income consists of an increase of $100,000 relative to rate and an increase of $2,122,000 relative to volume.

Management reviews asset/liability volumes and rates on a weekly basis. As Carolina First's loans have continued to grow, the funds have been obtained primarily through customer deposits and the maturing of investment securities. Deposit and loan rates are adjusted as market conditions and Company needs allow.

Analysis of average balances and interest rates for the nine-months ended September 30, 1997 and 1996, is presented on pages 12 and 13 of this report. Such analysis is presented on a fully-taxable equivalent basis at the federal statutory rate of 34 %.

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

On a monthly basis, the Company reviews the adequacy of its allowance for loan losses. The loan review staff prepares a listing of loans believed to be deserving of a closer review by management. These loans are rated as to the presumed collectibility, and a statistical loss factor is assigned to each category of loans that directly relates to the associated risk. In addition to these specific allowances, an additional component of the allowance is computed by applying a factor based on historical loss experience to all loans by type that are not listed on the above referenced schedule. Finally, an additional factor is assigned to the entire portfolio to cover unexpected losses from any borrower that may not be identified. This final component reflects the economic conditions of the market areas served. These factors are multiplied by the balances in each category and totaled to determine the required allowance for loan losses. The actual allowance for loan losses (after charge-offs) is compared with the required level to determine if an additional provision should be made in the current period. The allowance for loan losses was $4,872,689 or 1.46% of outstanding loans, at September 30, 1997 and $4,488,958 or 1.45% of outstanding loans, at December 31, 1996.

The provision for loan losses charged to operations during the first nine months was $740,333 in 1997 and $821,000 in 1996. The decrease in the provision was a result of the Company's comfort level with the loan quality, the level of the allowance for loan losses and the stable growth in the loan portfolio. Charge-offs, net of recoveries, were $356,602 or .11% of average loans outstanding, during the nine months ended September 30, 1997, as compared to $154,056 or .05% of average loans outstanding, during the same period in 1996. The ratio of non-accrual loans to total loans was .25% at September 30, 1997,
 .19% at December 31, 1996, and .17% at September 30, 1996. While this ratio increased from December, it is still significantly less than peer banks. Management believes that reserves and asset values are adequate to facilitate the timely disposition of these assets.

Net Non-Interest Income

Non-interest income increased 24.36% for the first nine months of 1997 as compared to the same period a year earlier. Non-interest income from core operations continues to increase as the Company expands fee income areas such as trust services and credit cards. Also, the additional deposits recently acquired have boosted deposit related income.

Non-interest expense increased $1,494,955 or 14.16%, for the nine-month period ended September 30, 1997, as compared to the same period a year earlier. Non-interest expense increased in relation to the additional branch acquisitions and branch opening. Specifically, occupancy and supplies were directly effected as well as other expenses which includes the amortization of the premium paid to acquire the deposits. Additionally, the expenses relative to our technology expenditures are apparent in the increase in equipment expense. Insurance premiums on deposits insured by the savings association insurance fund of the Federal Deposit Insurance Corporation were reduced during the fourth quarter of 1996 after a one-time assessment.

Financial Condition

The Company's total assets at September 30, 1997 and 1996, were $496,587,900 and $417,318,416, respectively, and $429,711,291 at December 31, 1996. Average earning assets for the first nine months of 1997 were $426,581,000 versus $362,297,000 for the same period a year earlier, an increase of 17.74%. This growth is the result of the strong local economy and the Company's continued expansion of its customer base. During the second quarter of 1997 the Company opened one new branch and acquired the deposits of three branches. During the third quarter of 1997 the Company opened one new branch. The Company will continue to look for ways to acquire business and grow in market share in the existing markets.

Average loans of $315,820,000 represented 74.04% of average earning assets during the first nine months of 1997. During the same period in 1996, average loans totaled $276,562,000, or 76.34% of average earning assets. Gross loans increased to $333,038,946 at September 30, 1997, a 7.74% increase over loans at December 31, 1996. It is anticipated that general loan growth will continue to mirror the economy generally, however, competition for quality loans may adversely effect the net interest margins.

Securities averaged $101,914,000 during the nine months ended September 30, 1997 versus $81,865,000 for the same period a year ago. The securities portfolio represented 23.89% of earning assets at September 30, 1997 and 22.60% at September 30, 1996. At September 30, 1997, the securities portfolio had unrealized losses of approximately $543,235. A gain of $55,740 was realized during the first three quarters of 1997. Securities held to maturity with a carrying value of approximately $24.1 million were scheduled to mature within the next five years. Of this amount, $7.7 million were scheduled to mature within one year. Securities available for sale with a carrying value of $87.2 million were scheduled to mature within the next five years. Of this amount, $31.8 million were scheduled to mature within one year. The Company currently has the ability and intent to hold its investment securities to maturity. Certain debt securities are designated by management as held for sale and are carried at the lower of cost or market because management may sell them before they mature. The Company's securities portfolio has shifted toward the available for sale category due to the added flexibility allowed over the securities held to maturity.

Average interest bearing liabilities rose 16.88%, to $379,273,000 in the first nine months of 1997, from an average of $324,507,000 in the first nine months of 1996. Total deposits increased 20.16% from September 30, 1996 to September 30, 1997, and 16.47% from December 31, 1996 to September 30, 1997. The second quarter acquisitions resulted in large growth rates. As the Company capitalizes on these acquisitions and gains market share, deposits will continue to increase.

The Company continues to maintain capital ratios in excess of regulatory minimum requirements. The current capital standards call for a minimum total capital of 8% of risk-adjusted assets, including 4% Tier I capital, and a minimum leverage ratio of Tier I capital to total tangible assets of at least 4-5%. At September 30, 1997, the Company's ratio of total capital to risk-adjusted assets was 12.20% which includes 10.95% Tier I capital and the Company's ratio of total Tier I capital to total assets, adjusted for the loans loss allowance and intangibles, was 7.78%.

Liquidity

The liquidity position of the Company's subsidiaries, Lincoln Bank ("Lincoln") and Cabarrus Bank of North Carolina ("Cabarrus"), is primarily dependent upon their need to respond to withdrawals from deposit accounts and upon the liquidity of their assets. Primary liquidity sources include cash and due from banks, federal funds sold, short-term investment securities and loan repayments. At September 30, 1997, the Company had a liquidity ratio of 32.24%. Management believes the liquidity sources are adequate to meet operating needs. Except as discussed above, there are no known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.

    CAROLINA FIRST BANCSHARES, INC.
    ------------------------------------------------
    AVERAGE BALANCE SHEET AS SEPTEMBER 30,
    ------------------------------------------------
    (In Thousands)

                                                                  1997                                      1996
                                                               -----------                               -----------
                                                                 Interest                                  Interest
                                                   Average       Income/      Average       Average        Income/       Average
                                                   Balance       Expense        Rate        Balance        Expense        Rate
                                               --------------  -----------  -----------   -----------    -----------   ----------
    Assets

    Interest bearing deposits in other banks         $553          $37           8.92%         468            $10            2.85%
    Taxable securities                             94,816        4,279           6.02%      71,505         $3,331            6.21%
    Non-taxable securities                          7,098          363           6.82%      10,360           $455            5.86%
    Federal funds sold and securities
       purchased with agreements to
       resell                                       8,294          337           5.42%       3,402            124            4.86%
    Loans                                         315,820       23,028           9.72%     276,562         20,067            9.67%
                                                 ---------     -------                    ---------       --------

       Interest earning assets                    426,581       28,044           8.77%     362,297         23,987            8.83%
                                                 ---------                                ---------

    Cash and due from banks                       $16,547                                  $13,239
    Other assets                                   19,221                                   16,548
                                                 ---------                                ---------

    Total assets                                 $462,349                                 $392,084
                                                 =========                                =========


    Liabilities and Shareholders' Equity

    Interest bearing deposits
      Demand                                     $101,367       $1,845           2.43%     $84,551         $1,480            2.33%
      Savings                                      43,422          831           2.55%      41,148            777            2.52%
      Time                                        229,319        9,551           5.55%     193,545          8,133            5.60%
    Other borrowings                                5,165          192           4.96%       5,263            194            4.91%
                                                 ---------                                ---------

       Interest bearing liabilities               379,273       12,419           4.37%     324,507         10,584            4.35%
                                                 ---------     -------                    ---------       -------

    Other liabilities                              45,338                                   35,887
    Shareholders' equity                           37,738                                   31,595
                                                 ---------                                ---------


    Total liabilities and shareholders'
       equity                                    $462,349                                 $391,989
                                                 =========                                =========

    Interest rate spread                                                         4.40%                                       4.48%
                                                                                 =====                                       =====



    Net interest earned and net
       yield on earning assets                                $15,625            4.90%                    $13,403            4.95%
                                                              =======            =====                    =======            =====

CAROLINA FIRST BANCSHARES, INC.
----------------------------------------------
RATE / VOLUME ANALYSIS
----------------------------------------------
FOR THE PERIOD ENDED SEPTEMBER, 1997 AND 1996
----------------------------------------------
(In Thousands)




                                                                                 Increase/(Decrease)
                                                            1996                      due to                      1997
                                                           Inc/exp            Volume           Rate             Inc/exp
                                                 ------------------------------------------------------------------------
Interest Income:
      Loans                                                 20,067             2,862             99              23,028
      Securities - tax - exempt                                455              (167)            75                 363
      Securities - taxable                                   3,331             1,052           (104)              4,279
      Federal funds sold & interest bearing
            balances in other banks                            134               210             30                 374
                                                            ------             ------          ------            -------

            Total Interest Income                           23,987             3,958             99              28,044


Interest Expense:
      Interest Bearing Demand                                1,480               306             59               1,845
      Savings                                                  777                44             10                 831
      Time                                                   8,133             1,490            (72)              9,551
      Other Borrowings                                         194                (4)             2                 192
                                                            ------             ------          ------            -------

            Total Interest Expense                          10,584             1,836             (1)             12,419
                                                            ------             ------          ------            -------

            Net Interest Income                             13,403             2,122            100              15,625
                                                            ======             ======          ======            =======

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




                         CAROLINA FIRST BANCSHARES, INC.
                                            (Registrant)



Date:  November 13, 1997                    By: /s/ D. Mark Boyd, III
     --------------------------             -------------------------
                                            D. Mark Boyd, III
                                            Chairman and Chief Executive Officer



Date:  November 13, 1997                     By: /s/ Jan H.Hollar
     --------------------------              ----------------------
                                             Jan H. Hollar
                                             Principal Accounting Officer