Form 10-K
period 1997-12-31
CAROLINA FIRST BANCSHARES INC
filed 1998-03-31
CIK 846465

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                    FORM 10-K

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1997

                            Commission File: 0-17939

                         CAROLINA FIRST BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

North Carolina                                               56-1655882
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporated or organization)                                Identification No.)

402 East Main Street, Lincolnton, N.C.                        28093
--------------------------------------------------------------------------------
(Address of principal executive office)                      (Zip Code)

       Registrant's telephone number, including area code: (704) 732-2222

        Securities registered pursuant to Section 12(b) of the Act: None

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the $2.50 par value common stock held by non-affiliates of registrant as of January 31, 1998: $109,688,026 based on the last sale price on January 31, 1998, using the beneficial ownership rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by directors and certain executive officers, some of whom may not be held to be affiliates upon judicial determination.

         As of March 10, 1998, there were issued and outstanding 4,364,458 shares of the registrant's $2.50 par value common stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

         1. Portions of the 1997 Annual Report to Shareholders for the year ended December 31, 1997 (Part II, Item 5, 6, 7 and 8; Part IV, Item 14)

         2. Portions of the definitive Proxy Statement, dated March 21, 1998 for the Annual Meeting of Shareholders to be held on April 21, 1998, filed with the Securities and Exchange Commission pursuant to Regulation 14A (Part III, Items 10, 11, 12, and 13).

                         FORM 10-K CROSS-REFERENCE INDEX

                                                                                        Pages of
                                                                            Page      1997 Annual
                                                                           of 10-K       Report
                                                                           -------       ------
Part I

     Item 1.     Business                                                    I-1           --

     Item 2.     Properties                                                 I-12           --

     Item 3.     Legal Proceedings                                          I-12           --

     Item 4.     Submission of Matters to a Vote of Security Holders

Part II

     Item 5.     Market for Registrant's Common Equity and Related
                 Stockholder Matters                                        II-1           40

     Item 6.     Selected Financial Information                             II-1           1

     Item 7.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        II-1          4-14

     Item 8.     Financial Statements and Supplementary Data                II-1         17-33

     Item 9.     Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                        II-1           --


                                                                                        Pages of
                                                                             Page        Proxy
                                                                           of 10-K     Statement
                                                                           -------     ---------
Part III

     Item 10.    Directors and Executive Officers of the Registrant         III-1         2-4

     Item 11.    Executive Compensation                                     III-1         6-8

     Item 12.    Security Ownership of Certain Beneficial Owners            III-1         1-10

     Item 13.    Certain Relationships and Related Transactions             III-2          10




                                                                                         Pages of
                                                                             Page      1997 Annual
                                                                           of 10-K      Statement
                                                                           -------      ---------
Part IV

     Item 14.    Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K                                                    IV-1           --

     Documents files:

     (a) (1) List of Financial Statements                                    IV-1           --

                 Consolidated Balance Sheets at December 31, 1997 and
                 1996                                                         --            17

                 Consolidated Statements of Income for the years ended
                 December 31, 1997, 1996 and 1995                             --            20

                 Consolidated Statements of Changes in Shareholders'
                 Equity for the years ended December 31, 1997, 1996 and
                 1995                                                         --            21

                 Consolidated Statements of Cash Flows for the years
                 ended December 31, 1997, 1996 and 1995                       --            22

                 Notes to Consolidated Financial Statements                   --          21-33

                 Independent Auditors' Report                                 --            16

     (a) (2) List of Financial Statement Schedules                           IV-1           --

     (a) (3) Listing of Exhibits                                             IV-1           --

     (b)         Reports on Form 8-K                                         IV-2           --

     (c)         Exhibits                                                    IV-2           --

     (d)         Financial Statement Schedules                               IV-2           --

Part I

Item 1.  Business

         Carolina First BancShares, Inc. (the "Company"), a North Carolina corporation, is registered as a bank holding company with the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Bank Holding Company Act of 1956, as amended ("BHC Act"). Carolina First was incorporated on November 8, 1988, for purposes of becoming a bank holding company and acquiring Lincoln Bank of North Carolina ("Lincoln Bank"), a North Carolina state chartered bank that is not a member of the Federal Reserve System. The holding company formation was completed on June 6, 1989. The Company owns all the outstanding common stock of Cabarrus Bank of North Carolina ("Cabarrus Bank"), a North Carolina state bank that is not a member of the Federal Reserve System. Cabarrus Bank operates as a separate entity in the market it currently serves. Through Lincoln Bank and Cabarrus Bank (the "Banks") and their 20 branch offices, the Company provides a broad range of banking and financial services in the greater Charlotte, North Carolina area, including Lincoln County, southeastern Catawba County, Iredell County, Cabarrus County and north and west Mecklenburg County, all in the western Piedmont area of North Carolina. The Banks are the Company's principal subsidiaries and are North Carolina banking corporations engaged in general commercial banking business. Lincoln Bank and Cabarrus Bank are both members of the Federal Deposit Insurance Corporation ("FDIC"), and their deposits are insured by the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"), respectively. Jointly, the Banks own a mortgage company, Carolina First Mortgage Corp., which originates mortgage loans for resale in the secondary market, and a financial services company, Carolina First Financial Services Corporation, ("Financial Services"), which offers, as an agent for its customers, mutual funds and annuity products. During the third quarter of 1997, the Company became the majority owner of Lincoln Center at Mallard Creek, LLC. This will be a three story office building occupied in part by Lincoln Bank during late 1998. At December 31, 1997, the Company's involvement in this corporation was considered insignificant. In November 1994, the Company invested $1,375,000 to purchase approximately 17% of the total common stock of a de novo commercial bank, First Gaston Bank of North Carolina, Gastonia, North Carolina ("First Gaston"), which is just west of Charlotte and south of Lincolnton. First Gaston, of which the Company's chairman was an organizer, is located in a market contiguous to others served by Lincoln Bank. First Gaston opened in July of 1995 and operates three branches in markets not currently served by the Company. Certain operational functions are provided for First Gaston by the Company. The Federal Reserve, in approving this investment, under the BHC Act, has required the Company to enter into a commitment to serve as a "source of strength" for First Gaston. The Company's investment in First Gaston is accounted for under the equity method of accounting and thus the Company's portion of income or losses is reflected in current period earnings. See "Supervision, Regulation and Effects of Governmental Policies." The Company engages in no significant operations other than the ownership of its subsidiaries.

         The Company maintains its principal executive offices at 402 East Main Street, P.O. Box 657, Lincolnton, North Carolina 28093, and its telephone number is (704) 732-2222.

General Banking Business

         The Banks provide a wide range of commercial banking products and services. Services include checking accounts, NOW accounts, savings and other time deposits of various types, including retirement accounts and certificates of deposit. Loan services include mortgage loan originations, loans for business, real estate, personal and household purposes, lines of credit and credit cards. Considering the volatility of quality loan demand, the Company maintains an investment portfolio. Other services include safe deposit boxes, wire transfer facilities, and electronic banking facilities. At year end 1994, Lincoln Bank began exercising its trust powers and at the end of that year had 11 active trust accounts, with assets under management of $7.8 million. At December 31, 1997, Lincoln Bank had 46 active trust accounts, with assets under management of $24.2 million.

Investment Securities

         The Company has an investment portfolio that consists primarily of U.S. Treasury and government agency securities and state, county and municipal securities. Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which prescribes the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at cost. Securities held for current resale are classified as trading securities and reported at fair value, with unrealized gains and losses included in income. Securities not classified as held to maturity or trading securities are classified as available for sale and reported at fair value, with unrealized gains and losses net of the related tax effect excluded from income and reported as a separate component of shareholders' equity. The foregoing causes fluctuations in shareholders' equity based on changes in values of debt and equity securities. The classification of securities as held to maturity, trading or available for sale is determined at the date of purchase and gains or losses on the sale of securities are recognized when realized using the specific identification method. Prior to January 1, 1994, debt securities included in securities held to maturity were carried at amortized cost adjusted for amortization of premiums and accretion of discounts, whereas debt securities included in securities available for sale were carried at the lower of cost or market value. Prior to such time, the mutual fund investments and other marketable equity securities were carried at the lower of cost or market value with any unrealized loss shown as a reduction of shareholders' equity.

Lending Activities

         The Banks offer a range of lending services, including commercial, real estate and consumer loans. The Banks consider individual consumers and small to medium businesses to be their primary market for business loans and deposits. The Banks have no concentration of loans to particular borrowers and no loans to foreign entities. At December 31, 1997, the Banks had no agricultural loan balances in their loan portfolios.

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

         The Company grants loans throughout its market area for all legitimate and worthwhile purposes. The Banks generally will extend the following types of credit. The terms described below are necessarily general and the Company and its subsidiaries may in their sole judgment, extend credit on different terms and to change any of the following.

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

         Bonds. Loans secured by bonds must comply with the following guidelines: US Government & Federal Agencies - 90% of Current Market Value; Corporate Bonds ( Investment grade or better) - 80% of current market value; Municipal Bonds (Investment grade or better) - 60% of current market value, provided any purpose credit extended on Bonds that are margin securities are subject to the limitations of Federal Reserve Regulation U.

         Stocks. Loans secured by stock must comply with Federal Reserve Regulation U, and in cases of nonpurpose credit, the loan to value ratios for marketable stocks are subject to a 70% limit that must be maintained: NYSE and AMEX traded securities - 70% of market value; Actively traded over-the-counter (NASDAQ) securities - 70% of market value; Local Pink Sheet (actively traded and have two or more market makers) - 70% of market value. Loans secured by stock of closely held corporations must have the prior approval of the Finance Committee.

     Cash Surrender Value of Life Insurance

         Loans secured by the pledge of life insurance policies with cash surrender values generally may not exceed 90% of the cash surrender value of the policy.

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

         As of December 31, 1997, the consolidated capital ratios of the Company and Banks were as follows:

                           Regulatory                      Lincoln     Cabarrus
                            Minimum         Company         Bank         Bank
                            -------         -------         ----         ----

Tier I capital ratio          4.0%          12.43%         10.46%       10.10%

Total capital ratio           8.0%          13.69%         11.71%       11.35%

Leverage ratio              3.0-5.0%         9.08%          7.37%        6.68%

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

         FDIC Insurance Assessments. The Banks are subject to FDIC deposit insurance assessments. Lincoln Bank's deposits are primarily insured by the FDIC's BIF. Having converted from a thrift charter, Cabarrus Bank's deposits are insured by the FDIC's SAIF. In 1996, the FDIC adopted a new risk-based premium schedule which decreased the assessment rates for BIF depository institutions. Under this schedule, which took effect for assessment periods after January 1, 1996, the annual premiums range from zero to $.27 for every $100 of deposits. Each financial institution is assigned to one of three capital groups - well capitalized, adequately or undercapitalized - and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state regulators and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. Since October 1, 1996, for Sasser and Oakar institutions, and since January 1, 1997 for other SAIF-insured institutions, SAIF-insured deposits have been assessed annual SAIF premiums of four to 31 basis points per $100 of deposits, based upon the institution's assigned risk category and supervisory evaluation. During the year ended December 31, 1996 and 1997, Lincoln Bank paid $30,364 and $43,850 in BIF deposit insurance premiums. Cabarrus Bank paid SAIF deposit insurance premiums of $111,972 and $62,267 in 1996 and 1997, respectively.

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

         The Interstate Banking Act also directed the Secretary of the Treasury to take a broad look at the strengths and weaknesses of the United States' financial services system. In June 1997, the Treasury Department proposed legislation to eliminate what it deemed outmoded barriers to competition among financial services providers. On November 17, 1997 the United States Department of the Treasury released its study "American Finance for the 21st Century" which considered changes in the financial services industry during the next 10 years and beyond and reviewed the adequacy of existing statutes and legislation.

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

Personnel

         As of December 31, 1997, the Company and its subsidiaries employed 239 full-time equivalent employees, none of whom are represented by a collective bargaining unit. Management of the Company considers relations with its employees to be excellent.

Item 2.  Properties.

         The Company's principal executive office is located at 402 East Main Street, Lincolnton, North Carolina. The Company leases four branch offices of Cabarrus Bank and five branch office buildings of Lincoln Bank; however, the Company owns all other branch locations and the Company's operation center. Also, Lincoln Bank currently leases an office building in Lincolnton, North Carolina from D. Mark Boyd, III and his wife, Diane Boyd. The buildings of Lincoln Bank were purchased beginning in 1983 and have been renovated as necessary to accommodate the Company's needs. The buildings of Cabarrus Bank were acquired as a result of the acquisition of Cabarrus Savings Bank on January 30, 1992. For Cabarrus Bank, the Kannapolis branch building is leased from Atlantic American Properties, Inc. in Kannapolis, and the Super-K branch is leased from International Banking Technologies, Inc. For Lincoln Bank, the SouthPark branch building is leased from Colony Associates Limited Partnership, and the Troutman branch is leased from Vernon and Jackie Overcash. At December 31, 1997, the Company had book values of $2,423,093 for land, $6,812,048 for buildings and improvements and $5,862,297 for furniture, fixtures and equipment.

Item 3.  Legal Proceedings.

         The Company's subsidiaries are subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material adverse effect on the Company's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Shareholder Matters.

         Stock Prices and Dividends

         Carolina First BancShares, Inc.'s common stock trades infrequently in the local Charlotte, North Carolina over-the-counter market (pink sheets) under the symbol CAFP. Its stock is listed in The Charlotte Observer under the Interdealer stock section. The following table sets forth the high and low bid quotations for the common stock and the cash dividends per share of common stock paid by the Company for the indicated periods. Such quotations reflect interdealer prices without markup, markdown, or commissions and may not necessarily represent actual transactions.

                                                                       Cash
                                                                     Dividends
Quarter Ended                        High               Low          Per Share
--------------------------------------------------------------------------------
March 31, 1996                      $12.00            $10.80            $.05
June 30, 1996                       $13.00            $12.00            $.05
September 30, 1996                  $15.00            $19.25            $.05
December 31, 1996                   $16.00            $22.00            $.06

March 31, 1997                      $17.00            $16.00            $.06
June 30, 1997                       $19.25            $17.00            $.06
September 31, 1997                  $22.00            $19.25            $.08
December 31, 1997                   $28.00            $22.00            $.08

Item 6.  Selected Financial Information.

         The information contained in the table captioned "Financial Highlights" on page 1 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information contained under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on pages 4 through 14 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

         Risk is inherent to all industries, but perhaps more prevalent to the banking industry. The Company considers credit to be the most significant, however, interest rate risk is a close second. There are eight risks that must be considered in managing the Company. These risk are listed in order of the perceived level of risk imposed upon the Company. Another risk associated with some banks is foreign exchange risk. The Company does not consider this a significant risk and thus, does not address it in this assessment. The Company has identified certain critical risks to these subsidiary banks.

         Credit Risk. Credit risk is the risk to the bank's earnings or capital from the potential of an obligator or related group of obligators failing to fulfill its or their contractual commitments to the bank. Credit risk is most closely associated with a bank's lending. It encompasses the potential of loss on a particular loan as well as the potential for loss from a group of related loans, i.e., a credit concentration. Credit risk extends also to less traditional bank activities. It includes the credit behind the bank's investment portfolio, the credit of counterparties to interest rate contracts, and the credit of stockbrokers holding the bank's investment portfolio in street name.

         Interest Rate Risk. Interest rate risk is the risk to earnings or capital from the potential of movement in interest rates. It is the sensitivity of the bank's future earnings to interest rate changes. Interest rate risk is generally measured on the basis of duration analysis or gap analysis. Duration analysis measures the degree of risk in a particular instrument or portfolio and gap analysis defines the timing when loss may occur. The Company is willing to accept a modified duration of 5% and a one year cumulative gap or +/- 5% and a one to five cumulative gap of +/- 8%. As of December 31, 1997, the Company had a modified duration of 1.7% and a one year cumulative gap of 1.11% and a one to five year cumulative gap of .21%. The major components of interest rate risk are described as repricing risk, basis risk, yield curve risk, and options risk.

         Price Risk. Price risk is the risk to earnings or capital from changes in the value of portfolios of financial instruments. Frequently this is referred to as market risk. Price risk is generally reflected as the risk of a decline in market value of its securities portfolio and the Company is willing to accept a 7.5% change in value after experiencing a 300 basis point rate shock, either positive or negative. At December 31, 1997, the price change was less than 4.5% with such a rate shock.

         Liquidity Risk. Liquidity risk is the risk to earnings or capital from a bank's inability to meet its obligations when they come due without incurring unacceptable losses or costs. Depositors withdraw their deposits and the bank does not have the liquid assets to fund the withdrawals and to meet its loan funding obligations. The risk is particularly great with brokered deposits of which the Company currently has none.

         Transaction Risk. Transaction risk is the risk to earnings or capital arising from problems with service or product delivery. Transaction risk is the risk of a failure in a bank's operating processes. It is a risk of failure in a bank's automation, its employee integrity, or its internal controls.

         Compliance Risk. Compliance risk is the risk to earnings or capital from noncompliance with laws, rules, and regulations.

         Strategic Risk. Strategic risk is the risk to earnings or capital arising from adverse business decisions or improper implementation of those decisions.

         Reputation Risk. Reputation risk is the risk to earnings or capital from negative public opinion.

         Most of these risks are interrelated and thus all must be considered by management regardless of the implied risk. Management reviews the performance against these ranges on a quarterly basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 15 of the Company's Annual Report to Shareholders.

         The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The estimated fair market value of loans outstanding is approximately $347,040,000 and $309,811,000 at December 31, 1997 and 1996, respectively. The fair value of noninterest-bearing demand deposits and NOW, savings and money market deposits is the amount payable on demand at the reporting date. The fair value of the time deposits is estimated using the rates currently offered for deposits of similar remaining maturities. The estimated fair market value of deposits is approximately $459,703,000 and $386,920,000 at December 31, 1997 and 1996,
respectively.

Item 8.  Financial Statements and Supplementary Information.

         The report of KPMG Peat Marwick LLP, independent certified public accountants, and the consolidated financial statements of the Company, set forth on pages 17 through 33 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

         Supplementary information is not applicable.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

         Not applicable.

PART III

Item 10.  Directors and Executive Officers.

         The information contained under the heading "Proposal I, Election of Directors" in the Company's definitive Proxy Statement, dated March 21, 1998 for the 1998 Annual Meeting of Shareholders to be held on April 21, 1998 (the "Proxy Statement"), filed with the Commission pursuant to Regulation 14A, is incorporated herein by reference. The information required by this item with respect to executive officers is set forth above in Part I, Item 4A of this Annual Report on Form 10-K.

         The following list contains certain information regarding the executive officers of the Company.

         D. Mark Boyd, III, age 60, is the Chairman of the Board and Chief Executive Officer of the Company. He also serves as Chairman of the Board of Lincoln Bank, a position he has held since its organization. He has been a member of the North Carolina Banking Commission since 1993 and a director of First Gaston Bank since 1995. In addition, Mr. Boyd has been President of Times Oil Corporation, a fuel and heating oil distributor, since 1965 and a director of Kentucky Fried Chicken of Lincolnton, Inc., a fast-food restaurant franchise, since 1968. Since 1974, Mr. Boyd has served as a director of Carolina Mills, Inc., a manufacturer of yarn, and cloth in Maiden, N.C.

         James E. Burt, III, age 60, has been President of the Company and Lincoln Bank and Chief Executive Officer of Lincoln Bank since 1990, a Director of Cabarrus Bank since 1993, and a Director of First Gaston Bank since 1995.

         James A. Atkinson, age 41, has served as Vice President and Auditor of the Company since April 1992. Mr. Atkinson has served in various bank audit positions since 1978.

         Jan H. Hollar, age 42, has served as the Treasurer of the Company since December 1990 and currently serves as Vice President and Secretary of the Company. In addition, Ms. Hollar has served as the Chief Financial Officer of Lincoln Bank since November 1990 and principal accounting officer at Cabarrus Bank since January 1993.

         Joy G. Keever, age 61, has been an officer of Lincoln Bank since its organization, having served as Cashier from 1983 to 1986, when she was elected Vice President. She was named Vice President - Human Resources of the Company effective June 1, 1996.

         James H. Mauney, II, age 50, has served as Vice President and Manager of Loan Administration of the Company since February 1996. Mr. Mauney previously served as Vice President of Hibernia National Bank from 1988 to 1996.


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



                                     III-2

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                    Page(s) in
                                                                  Annual Report*

(a) The following documents are filed as part of this report:

     (1)  Financial Statements

          Consolidated Balance Sheets at
            December 31, 1997 and 1996                                   17

          Consolidated Statements of Income
            for the years ended December 31,
            1997, 1996 and 1995                                          18

          Consolidated Statements of Changes
            in Shareholders' Equity for the
            years ended December 31, 1997,
            1996 and 1995                                                19

          Consolidated Statements of Cash Flows
            for the years ended December 31, 1997,
            1996 and 1995                                                20

          Notes to Consolidated Financial
            Statements                                                21-33

           Independent Auditor's Report                                  16

          * Incorporated by reference from the indicated pages of the 1997 Annual Report.

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

         11       Calculation of earnings per share.

         13       Registrant's 1997 Annual Report to Shareholders.

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

                  (d)      Financial Statement Schedules.

                           N/A

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lincolnton, State of North Carolina, on the 27th day of March, 1998.

                                        CAROLINA FIRST BANCSHARES, INC.


                                        By:  /s/ D. Mark Boyd, III
                                             ----------------------------
                                             D. Mark Boyd, III
                                             Chairman of the Board and
                                             Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signatures                            Title                       Date
----------                            -----                       ----

Principal Executive Officers:

\s\ D. Mark Boyd, III                 Chairman of the Board       March 27, 1998
----------------------------------    of Directors and Chief
D. Mark Boyd, III                     Executive Officer


\s\ James E. Burt, III                President and Director      March 27, 1998
----------------------------------
James E. Burt, III

Principal Financial Officer and
Principal Accounting Officer:

\s\ Jan H. Hollar                     Treasurer                   March 27, 1998
----------------------------------
Jan H. Hollar

Directors:

\s\ John R. Boger, Jr.                Director                    March 27, 1998
----------------------------------
John R. Boger, Jr.

\s\ Charles A. James                  Director                    March 27, 1998
----------------------------------
Charles A. James

\s\ Samuel C. King, Jr.               Director                    March 27, 1998
----------------------------------
Samuel C. King, Jr.

\s\ Harry D. Ritchie                  Director                    March 27, 1998
----------------------------------
Harry D. Ritchie

\s\ L.D. Warlick, Jr.                 Director                    March 27, 1998
----------------------------------
L. D. Warlick, Jr.

\s\ Estus B. White                    Director                    March 27, 1998
----------------------------------
Estus B. White

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

         11       Calculation of earnings per share.

         13       Registrant's 1997 Annual Report to Shareholders.

         21       List of Subsidiaries of the Registrant.

         23       Consent of Independent Auditors

         27       Financial Data Schedule

----------------------------