Form 10-Q
period 1998-03-31
CAROLINA FIRST BANCSHARES INC
filed 1998-05-14
CIK 846465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                                    Yes X No

                4,392,166 SHARES OF COMMON STOCK, PAR VALUE $2.50
                    PER SHARE, OUTSTANDING AS OF May 11, 1998

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES

INDEX                                                                      PAGE

PART I.     FINANCIAL INFORMATION

Item 1.         Financial Statements

            Consolidated Balance Sheets - March 31, 1998
            and December 31, 1997                                            3

            Consolidated Statements of Operations -
            Three  Months Ended March 31, 1998
            and 1997                                                         4

            Consolidated Statements of Changes in
            Shareholder's Equity - Three Months Ended
            March 31, 1998 and 1997                                          5

            Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 1998 and 1997                       6

            Notes to Consolidated Financial Statements                       7

Item 2.         Management's Discussion and Analysis
                of Financial Condition and Results of Operations         9 -14

Item 3.         Quantitative and Qualitative Disclosures about           15-16
                Market Risk

PART II.    OTHER INFORMATION                                               17
Signatures                                                                  18

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
------------------------------------------------------------


                                                                  MARCH 31,           DECEMBER 31,
                                                             --------------------   ------------------
                                                                    1998                  1997
                                                             --------------------   ------------------
Assets:
Cash and due from banks                                              $19,724,351          $20,160,505
Federal funds sold                                                    14,445,000           ---
                                                             --------------------   ------------------
  Total cash and cash equivalents                                     34,169,351           20,160,505
Interest bearing deposits in other banks                                 690,088              673,860
Investment securities (market value $26,979,458
  in 1998 and $29,555,613 in 1997)                                    26,732,770           29,292,273
Securities available for sale (cost of $114,944,776 in
   1998 and $106,694,428 in 1997)                                    115,912,552          107,630,916
Loans, net of unearned income ( $424,467 in 1998 and
   $434,953 in 1997)                                                 352,303,709          347,919,688
  Allowance for loan losses                                           (5,178,477)          (5,039,035)
                                                             --------------------   ------------------
  Loans, net                                                         347,125,232          342,880,653

Premises and equipment, net                                            9,556,130            9,566,175
Other real estate owned                                                  248,810              442,310
Other assets                                                          12,631,731           12,570,635
                                                             --------------------   ------------------
Total Assets                                                        $547,066,664         $523,217,327
                                                             ====================   ==================

Liabilities and Shareholders' Equity
Deposits:
   Demand                                                            $59,763,956          $50,979,999
   Interest bearing demand accounts                                  115,927,102          115,725,015
   Savings                                                            49,899,994           47,001,921
   Time, $100,000 and over                                            61,456,428           53,896,333
   Other time                                                        199,076,413          194,994,519
                                                             --------------------   ------------------
   Total deposits                                                    486,123,893          462,597,787
Repurchase agreements                                                  7,226,584            8,993,205
Other liabilities                                                      5,772,163            5,301,899
                                                             --------------------   ------------------
Total Liabilities                                                    499,122,640          476,892,891

Shareholders' Equity:
  Common stock, $2.50 par value;
   authorized --- 5,000,000 shares;
    issued and outstanding - 4,387,988 shares in
   1998, and 4,357,757 shares in 1997                                 10,969,970           10,894,393
  Additional paid-in capital                                          16,631,779           16,492,544
  Retained earnings                                                   19,752,302           18,366,627
  Accumulated other comprehensive income                                 589,973              570,872
                                                             --------------------   ------------------
  Total Shareholders' Equity                                          47,944,024           46,324,436
Commitments and Contingent Liabilities                               -----                 -----
Total Liabilities and Shareholders' Equity                          $547,066,664         $523,217,327
                                                             ====================   ==================

                                       3

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------


                                                                      Quarter Ended
                                                                        March 31,
                                                              ------------------------------
                                                                  1998             1997
                                                              -------------    -------------
Interest Income:
Interest and fees on loans                                      $8,326,465       $7,286,496
Interest and dividends on securities:
    Taxable income                                               1,926,645        1,196,544
    Non-taxable income                                              97,627          127,891
Other interest income                                              112,552           98,352
                                                              -------------    -------------
   Total interest income                                        10,463,289        8,709,283

Interest Expense:
Interest on deposits                                             4,418,495        3,798,283
Interest on other borrowed funds                                   102,878           60,723
                                                              -------------    -------------
   Total interest expense                                        4,521,373        3,859,006
                                                              -------------    -------------

Net Interest Income                                              5,941,916        4,850,277
Provision for Loan Losses                                          209,000          285,600
                                                              -------------    -------------

Net Credit Income                                                5,732,916        4,564,677

Other Income:
Charges on deposit accounts                                        691,097          558,151
Insurance commissions                                              140,396          172,577
Other service fees and commissions                                 290,489          204,206
Mortgage banking income                                            131,297          108,585
Securities gains, net                                             ---                   524
Other income                                                       258,156          164,120
                                                              -------------    -------------
   Total other income                                            1,511,435        1,208,163

Operating Expenses:
Salaries and benefits                                            2,477,944        1,977,674
Occupancy and equipment                                            569,275          426,588
Federal and other insurance premiums                                42,345           30,145
Office supplies                                                    178,172          114,081
Data processing                                                    126,476          102,548
Other expenses                                                   1,240,153          928,115
                                                              -------------    -------------
    Total operating expenses                                      4,634,365        3,579,151
                                                              -------------    -------------

Income Before Income Taxes                                       2,609,986        2,193,689
Income Taxes                                                       875,150          756,276
                                                              -------------    -------------
Net income                                                      $1,734,836       $1,437,413
                                                              =============    =============
Net Income Per Common Share - Basic                                  $0.40            $0.35
                                                              =============    =============

Net Income Per Common Share - Diluted                                $0.39            $0.35
                                                              =============    =============

Cash Dividend Per Common Share                                       $0.08            $0.06
                                                              =============    =============

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)

                                                                                        ACCUMULATED
                                          COMMON STOCK        ADDITIONAL                  OTHER
                                    -----------------------    PAID-IN     RETAINED    COMPREHENSIVE  SHAREHOLDERS'
                                     SHARES       AMOUNT       CAPITAL     EARNINGS       INCOME          EQUITY
                                    ----------  -----------  ------------ ----------- --------------- ---------------
BALANCE, DECEMBER 31, 1996          2,052,971   $5,132,428   $16,442,810  $13,378,236        $48,382     $35,001,856

EXERCISE OF STOCK OPTIONS               2,608        6,520        28,703                                      35,223

CASH DIVIDEND ($.12 PER SHARE)                                               (246,572)                      (246,572)

RETIREMENT OF STOCK                      (861)      (2,153)      (27,142)                                    (29,295)

CHANGE IN UNREALIZED GAIN
ON SECURITIES AVAILABLE FOR SALE                                                            (115,043)       (115,043)

NET INCOME                                                                  1,437,413                      1,437,413
                                    ----------  -----------  ------------ ----------- --------------- ----------------
BALANCE, MARCH 31, 1997             2,054,718    5,136,795    16,444,371   14,569,077        (66,661)     36,083,582


BALANCE, DECEMBER 31, 1997          4,357,757   10,894,393    16,492,544   18,366,627        570,872      46,324,436

EXERCISE OF STOCK OPTIONS              27,064       67,660        63,945                                     131,605

CASH DIVIDEND ($.08 PER SHARE)                                               (349,161)                      (349,161)

RETIREMENT OF STOCK                    (1,264)      (3,160)      (34,732)                                    (37,892)

DIVIDEND REINVESTMENT PLAN              4,431       11,077       110,022                                     121,099

CHANGE IN UNREALIZED GAIN
    ON SECURITIES AVAILABLE FOR SALE                                                          19,101          19,101

NET INCOME                                                                  1,734,836                      1,734,836
                                    ----------- ------------ ------------ -----------  --------------   --------------
BALANCE, MARCH 31, 1998             4,387,988   $10,969,970  $16,631,779  $19,752,302       $589,973     $47,944,024
                                    =========== ============ ============ ===========  ===============  ==============

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
-------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)
-------------------------------------------------------------------


                                                                                           March 31,         March 31,
                                                                                        ---------------   ---------------
                                                                                             1998              1997
                                                                                        ---------------   ---------------
Operating Activities:
Net Income                                                                                  $1,734,836        $1,437,413
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                                              369,510           251,068
    Accretion and amortization of securities discounts
      and premiums, net                                                                       (123,462)          (76,275)
    Provision for loan losses                                                                  209,000           285,599
    Gains on sales of securities available for sale                                              -----            (4,469)
    Losses on calls and maturities of securities held to maturity                                -----             1,248
    Gains on sales of real estate, net                                                           -----           (20,262)
    Decrease (increase) in other assets                                                       (126,376)          326,733
    Increase in other liabilities                                                              475,444           110,768
                                                                                        ---------------   ---------------
       Net cash provided by operating activities                                             2,538,952         2,311,823
                                                                                        ---------------   ---------------

Investing Activities:
Proceeds from maturities of securities available for sale                                   10,157,259         6,505,424
Purchases of securities available for sale                                                 (18,294,640)       (7,484,408)
Proceeds from calls and maturities of securities held to maturity                            2,557,811         2,918,324
Purchases and maturities of certificates of deposit, net                                       (16,228)         (187,998)
Originations of loans, net                                                                  (4,453,679)       (4,802,724)
Proceeds from sale of real estate                                                              195,100            21,725
Capital expenditures                                                                          (295,685)         (320,091)
                                                                                        ---------------   ---------------
     Net cash used in investing activities                                                 (10,150,062)       (3,349,748)
                                                                                        ---------------   ---------------

Financing Activities:
Increase in time deposits, net                                                              11,641,989         5,094,041
Net increase in other deposits                                                              11,884,117         8,788,827
Net decrease in borrowed funds                                                              (1,766,621)       (1,211,259)
Repayment of notes payable                                                                      (5,180)           (4,829)
Repurchase of stock                                                                            (37,892)          (29,295)
Payment of cash dividends and fractional shares                                               (349,161)         (246,572)
Issuance of stock                                                                              252,704            35,223
                                                                                        ---------------   ---------------
     Net cash provided by financing activities                                              21,619,956        12,426,136
                                                                                        ---------------   ---------------

Net Increase in Cash and Cash Equivalents                                                   14,008,846        11,388,211

Cash and Cash Equivalents, Beginning of Year                                                20,160,505        19,325,459

                                                                                        ===============   ===============
Cash and Cash Equivalents, End of Year                                                     $34,169,351       $30,713,670
                                                                                        ===============   ===============

Supplemental disclosures of cash flow information:
     Interest paid                                                                          $4,519,647        $3,783,160
     Income taxes paid                                                                         978,500           882,456

Supplemental disclosure on noncash investing and financing activities:
     Decrease in net unrealized loss                                                            19,101          (115,043)
     Assets transferred to other real estate                                                       100             -----

Disclosure of accounting policy:
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, due from banks and federal funds sold.

See accompanying notes to consolidated financial statements.

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  In the  opinion  of  Management,  the  accompanying  consolidated  financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Carolina First BancShares, Inc. and Subsidiary Companies as of March 31, 1998 and December 31, 1997 the results of operations for the three-month periods ended March 31, 1998 and 1997, and cash flows for the three-month periods ended March 31, 1998 and 1997.

The accounting policies followed by the Company are set forth in Note 1 to the Company's audited financial statements for the year ended December 31, 1997.

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

3. The results of operations for the three-month periods ended March 31, 1998 and 1997, are not necessarily indicative of the results that might be expected for the full year ending December 31, 1998 and 1997.

4. The Company adopted the provisions for SFAS No. 128, "Earnings Per Share", during 1997. The Statement establishes standards for computing and presenting earnings per share (EPS). SFAS No. 128 simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In accordance with SFAS No. 128, all prior period EPS data has been restated. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects potential dilution that could occur if the Company's dilutive stock options were exercised. The numerator of the basic EPS computation is the same as the numerator of the diluted EPS computation for all periods presented. A reconciliation of the denominator of the basic EPS computation is as follows.

                                                                                          Three months ended March 31,
                                                                                               1998             1997
Basic EPS denominator: weighted average number of common shares outstanding                4,366,018         4,105,670
Dilutive effect arising from assumed exercise of stock options                               125,221            36,533

Diluted EPS denominator                                                                    4,491,239         4,142,203

In addition, the weighted average number of shares for each year presented have been retroactively adjusted for the two-for-one stock split in August 1997, the five-for four stock split in 1996, and the 5% stock dividend in 1995.

5. On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expense, gains and losses) in a full set of general-purpose financial statements. This Statement requires that an enterprise
(a) classify items of other comprehensive income by their nature in the financial statement and (b) display the accumulated balance of other comprehensive income separately form retained earnings and additional paid-in-capital in the equity section of a statement of financial position. In accordance with the provisions of SFAS No. 130, comparative financial statements presented for earlier periods have been reclassified to reflect the provisions of the statement.

Comprehensive income is the change in equity of a Corporation during the period from transactions and other events and circumstances from non-owner sources. Comprehensive income is divided into net income and other comprehensive income. The Company's other comprehensive income for the three months ended March 31, 1998 and 1997 consists of unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the three months ended March 31, 1998 and 1997 is $1,753,937 and $1,322,370, respectively.

6. On April 15, 1998, the Company and Community Bank & Trust Co. ("CBT") announced the signing of a letter of intent whereby the Company would acquire CBT. CBT is headquartered in Marion, North Carolina with assets of approximately $100 million with seven branches in Western North Carolina. According to the terms of the proposed merger, CBT would continue as a separately chartered commercial bank and would retain its name, Board of Directors and management. The proposed merger is expected to be finalized in the third quarter of 1998 and is subject to a number of conditions, including the signing of a definitive agreement between the Company and CBT and approval by regulatory authorities and the shareholders of the Company and CBT.

                                     Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis sets forth the major factors which affected the Company's results of operations and financial condition reflected in the unaudited financial statements for the three-month periods ended March 31, 1998 and 1997.

General

Net income for the quarter ended March 31, 1998, was $1,734,836, or $.40 per basic share, compared to net income of $1,437,413, or $.35 per basic share, for the same period in 1997.

The Company has been assessing possible effects of the Year 2000 problem in connection with its technology investments and operations, and management currently believes the Company has limited exposure and expects the cost of addressing all Year 2000 issues to be less than $50,000 in each of 1998 and 1999. As part of its assessment, Company management has been evaluating Year
2000 compliance by those with whom it does business, and to date has not discovered any Year 2000 problem with significant counter-parties that it believes are reasonable likely to have a material adverse effect upon the Company. However, no assurance can be given that potential Year 2000 problems at those with whom the Company does business will not occur, and if these occur, consequences to the Company. Many of the Company's technology systems have already been certified as year 2000 compliant.

On April 15, 1998, the Company and Community Bank & Trust Co. ("CBT") announced the signing of a letter of intent whereby the Company would acquire CBT. CBT is headquartered in Marion, North Carolina with assets of approximately $100 million with seven branches in Western North Carolina. According to the terms of the proposed merger, CBT would continue as a separately chartered commercial bank and would retain its name, Board of Directors and management. The proposed merger is expected to be finalized in the third quarter of 1998 and is subject to a number of conditions, including the signing of a definitive agreement between the Company and CBT and approval by regulatory authorities and the shareholders of the Company and CBT.

Net Interest Income/Margins

Net interest income of $5,941,916 during the first three-months of 1998 resulted from a net interest margin of 4.91% on average earning assets of $488.6 million. This compares with a net interest margin of 4.91% on average earning assets of $400.1 million generating net interest income of $4,850,277 for the same period in 1997. The interest rate earned on taxable securities has been reduced as the Company continues to invest in relatively short term government securities. The Company has, however, been able to sustain the strong net interest margin as average interest bearing liabilities have decreased slightly as a percentage of total liabilities and capital. This is the result of both increased capital and increases in noninterest bearing deposits. Interest rates have remained relatively stable and thus the change in the net interest margin is more a function of competition and investment options than changes in interest rates. The increase in loan demand experienced by the Company positively affects the net interest margin, as noted by the large volume related increase, and is an indicator of the continued strong local economy. The increase in net interest income consists of an increase of $111,000 relative to rate and an increase of $965,000 relative to volume.

Management reviews asset/liability volumes and rates on a weekly basis. As Carolina First's loans have continued to grow, the funds have been obtained primarily through customer deposits and the maturing of investment securities. Deposit and loan rates are adjusted as market conditions and Company needs allow.

Analysis of average balances and interest rates for the three-months ended March 31, 1998 and 1997, is presented on pages 11 and 12 of this report. Such analysis is presented on a fully-taxable equivalent basis at the federal statutory rate of 34 %.

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

On a monthly basis, the Company reviews the adequacy of its allowance for loan losses. The loan review staff prepares a listing of loans believed to be deserving of a closer review by management. These loans are rated as to the presumed collectibility, and a statistical loss factor is assigned to each category of loans that directly relates to the associated risk. In addition to these specific allowances, an additional component of the allowance is computed by applying a factor based on historical loss experience to all loans by type that are not listed on the above referenced schedule. Finally, an additional factor is assigned to the entire portfolio to cover unexpected losses from any borrower that may not be identified. This final component reflects the economic conditions of the market areas served. These factors are multiplied by the balances in each category and totaled to determine the required allowance for loan losses. The actual allowance for loan losses (after charge-offs) is compared with the required level to determine if an additional provision should be made in the current period. The allowance for loan losses was $5,178,477 or 1.47% of outstanding loans, at March 31, 1998 and $5,039,035 or 1.45% of outstanding loans, at December 31, 1997.

The provision for loan losses charged to operations during the first three months was $209,000 in 1998 and $285,600 in 1997. Charge-offs, net of recoveries, were $69,558 or .02% of average loans outstanding, during the three months ended March 31, 1998, as compared to $44,730 or .01% of average loans outstanding, during the same period in 1997. The ratio of non-accrual loans to total loans was .27% at March 31, 1998, .21% at December 31, 1997, and .22% at March 31, 1997. While this ratio increased from December, it is still significantly less than peer banks. Management believes that reserves and asset values are adequate to facilitate the timely disposition of these assets.

                                                                   1998            1997

Balance at beginning of year                                    5,039,035        4,488,958
Charge-offs                                                      (89,698)         (76,368)
Recoveries                                                         20,140           31,637
Provision for loan losses                                         209,000          285,600
Balance at March 31,                                            5,178,477        4,729,827


Net Non-Interest Income

Non-interest income increased 25.10% for the first three months of 1998 as compared to the same period a year earlier. Non-interest income from core operations continues to increase as the Company expands fee income areas such as trust services and credit cards. Also, the additional deposits recently acquired have boosted deposit related income.

Non-interest expense increased $1,055,214 or 29.48%, for the three-month period ended March 31, 1998, as compared to the same period a year earlier. Non-interest expense increased in relation to the additional branch acquisitions and branch openings. Specifically, occupancy and supplies were directly effected as well as other expenses which includes the amortization of the premium paid to acquire the deposits. Additionally, the expenses relative to our technology expenditures are apparent in the increase in equipment expense.

Financial Condition

The Company's total assets at March 31, 1998 and 1997, were $547,066,664 and $443,570,565 respectively, and $523,217,327 at December 31, 1997. Average earning assets for the first three months of 1998 were $488,599,000 versus $400,146,000 for the same period a year earlier, an increase of 22.11%. This growth is the result of the strong local economy and the Company's continued expansion of its customer base. During the past year, the Company has acquired the deposits of three branches, has opened three supermarket branches and one stand alone branch. The Company will continue to look for ways to acquire business and grow in market share in the existing markets.

Average loans of $345,655,000 represented 70.74% of average earning assets during the first three months of 1998. During the same period in 1997, average loans totaled $306,046,000, or 76.48% of average earning assets. Gross loans increased to $352,303,709 at March 31, 1998, a 12.25% increase over loans a year ago at March 31, 1997 and a 1.26% increase over December 31, 1997. It is anticipated that general loan growth will continue to mirror the economy generally, however, competition for quality loans may adversely effect the net interest margins.

Securities averaged $135,500,000 during the three months ended March 31, 1998 versus $86,434,000 for the same period a year ago. The securities portfolio represented 27.73% of earning assets at March 31, 1998 and 21.60% at March 31, 1997. This increase in the portfolio directly relates to the acquisition of the branch deposits during 1997. As quality loan demand absorbs these deposits the historical percentages should return. At March 31, 1998, the securities portfolio had an unrealized gain of approximately $967,776 for securities available for sale. No gains were realized during the first quarter of 1998. Securities held to maturity with a carrying value of approximately $19.1 million were scheduled to mature within the next five years. Of this amount, $4.7 million were scheduled to mature within one year. Securities available for sale with a carrying value of $113.1 million were scheduled to mature within the next five years. Of this amount, $55.7 million were scheduled to mature within one year. The Company currently has the ability and intent to hold its investment securities to maturity. Certain debt securities are designated by management as held for sale and are carried at the lower of cost or market because management may sell them before they mature. The Company's securities portfolio has shifted toward the available for sale category due to the added flexibility allowed over the securities held to maturity.

Average interest bearing liabilities rose 19.20%, to $424,023,000 in the first three months of 1998, from an average of $355,714,000 in the first three months of 1997. Total deposits increased 21.87% from March 31, 1997 to March 31, 1998, and 5.09% from December 31, 1997 to March 31, 1998. The second quarter acquisitions of 1997 resulted in large growth rates. As the Company capitalizes on these acquisitions and gains market share, deposits will continue to increase.

The Company continues to maintain capital ratios in excess of regulatory minimum requirements. The current capital standards call for a minimum total capital of 8% of risk-adjusted assets, including 4% Tier I capital, and a minimum leverage ratio of Tier I capital to total tangible assets of at least 4-5%. At March 31, 1998, the Company's ratio of total capital to risk-adjusted assets was 12.09% which includes 10.84% Tier I capital and the Company's ratio of total Tier I capital to total assets, adjusted for the loans loss allowance and intangibles, was 7.81%.

Liquidity

The liquidity position of the Company's subsidiaries, Lincoln Bank ("Lincoln") and Cabarrus Bank of North Carolina ("Cabarrus"), is primarily dependent upon their need to respond to withdrawals from deposit accounts and upon the liquidity of their assets. Primary liquidity sources include cash and due from banks, federal funds sold, short-term investment securities and loan repayments. At March 31, 1998, the Company had a liquidity ratio of 36.62%. Management believes the liquidity sources are adequate to meet operating needs. Except as discussed above, there are no known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.

Capital Resources

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The primary Federal regulators for the Banks and the Company have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with the guidelines. The Company, Lincoln Bank and Cabarrus all maintain capital levels exceeding the minimum levels for well capitalized banks and bank holding companies.

                                                Well        Adequately       Carolina        Lincoln        Cabarrus
                                             Capitalized    Capitalized        First            Bank           Bank

Tier I capital to risk adjusted assets          6.00%           4.00%          12.51%          10.84%        10.36%
Total capital to risk adjusted assets          10.00%           8.00%          13.76%          12.09%        11.60%
Leverage ratio                                  5.00%           4.00%           8.50%           7.81%         6.81%

CAROLINA FIRST BANCSHARES, INC.
----------------------------------------
AVERAGE BALANCE SHEET AS MARCH 31,
----------------------------------------
(In Thousands)


                                                    1998                                       1997
                                                 -----------                                -----------

                                                        Interest                               Interest
                                         Average        Income/        Average    Average      Income/       Average
                                         Balance        Expense         Rate      Balance      Expense         Rate
                                      -------------   -----------   ------------ ----------- -----------   -----------

Assets

Int. bear. deposits in other banks          $672           $28       16.67%         451            $9         7.98%
Taxable securities                       129,775         1,927        5.94%      78,874        $1,197         6.07%
Non-taxable securities                     5,725           148       10.34%       7,560           194        10.26%
Federal funds sold and securities
   purchased with agreements to
   resell                                  6,772            84        4.96%       7,215            89         4.93%
Loans                                    345,655         8,326        9.64%     306,046         7,286         9.52%
                                    ------------    ----------               ----------     ---------

   Interest earning assets               488,599        10,513        8.61%     400,146         8,775         8.77%
                                                     ---------                             ----------

Cash and due from banks                   16,887                                 15,167
Other assets                              21,004                                 17,191
                                    ------------                             ----------

Total assets                            $526,490                               $432,504
                                    ============                            ===========


Liabilities and Shareholders' Equity

Interest bearing deposits
  Demand                                $114,419          $698        2.44%     $92,178          $550         2.39%
  Savings                                 48,044           306        2.55%      39,722           248         2.50%
  Time                                   253,230         3,414        5.39%     218,107         3,000         5.50%
Other borrowings                           8,330           103        4.95%       5,707            61         4.28%
                                    ------------   -----------              -----------   -----------

   Interest bearing liabilities          424,023         4,521        4.26%     355,714         3,859         4.34%
                                    ------------   -----------              -----------   -----------

Other liabilities                         59,228                                 40,634
Shareholders' equity                      43,239                                 36,156
                                    ------------                            -----------


Total liabilities and shareholders'
   equity                               $526,490                               $432,504
                                   =============                            ===========

Interest rate spread                                                  4.34%                                 4.43%
                                                                  =========                              ========


Net interest earned and net
   yield on earning assets                              $5,992        4.91%                  $4,916         4.91%
                                                   ===========    =========               ==========     ========

CAROLINA FIRST BANCSHARES, INC.
----------------------------------------------
RATE / VOLUME ANALYSIS
----------------------------------------------
FOR THE PERIOD ENDED MARCH, 1998 AND 1997
----------------------------------------------
(In Thousands)





                                                                          Increase/(Decrease)
                                                                                 due to
                                                       1997               Volume           Rate              1998
                                                      Inc/exp                                              Inc/exp
                                                 -----------------------------------------------------------------------
Interest Income:
      Loans                                            7,286               954             86               8,326
      Securities - tax - exempt                          194               (47)             1                 148
      Securities - taxable                             1,197               756            (26)              1,927
      Federal funds sold & interest bearing
            balances in other banks                       98                (3)            17                 112
                                                     --------          --------      ---------            --------

            Total Interest Income                      8,775             1,660             78              10,513


Interest Expense:
      Interest Bearing Demand                            550               136             12                 698
      Savings                                            248                53              5                 306
      Time                                             3,000               474            (60)              3,414
      Other Borrowings                                    61                32             10                 103
                                                     --------          --------      ---------            --------

            Total Interest Expense                     3,859               695            (33)              4,521
                                                     --------          --------      ---------            ---------

            Net Interest Income                        4,916               965            111               5,992
                                                     ========          ========      =========            =========


                                     Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


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

Interest Rate Risk. Interest rate risk is the risk to earnings or capital from the potential of movement in interest rates. It is the sensitivity of the bank's future earnings to interest rate changes. Interest rate risk is generally measured on the basis of duration analysis or gap analysis. Duration analysis measures the degree of risk in a particular instrument or portfolio and gap analysis defines the timing when loss may occur. The Company is willing to accept a modified duration of 5% and a one year cumulative gap or +/- 5% and a one to five cumulative gap of +/- 8%. As of March 31, 1998, the Company had a modified duration of less than 1.23%. As of December 31, 1997, the Company had a one year cumulative gap of 1.11% and a one to five year cumulative gap of .21%. Gap has remained relatively unchanged since December 31, 1997. The major components of interest rate risk are described as repricing risk, basis risk, yield curve risk, and options risk.

Price Risk. Price risk is the risk to earnings or capital from changes in the value of portfolios of financial instruments. Frequently this is referred to as market risk. Price risk is generally reflected as the risk of a decline in market value of its securities portfolio and the Company is willing to accept a 7.5% change in value after experiencing a 300 basis point rate shock, either positive or negative. At March 31, 1998, the price change was less than 4.0% with such a rate shock.

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

Strategic Risk. Strategic riskis the risk to earnings or capital arising from adverse business decisions or improper implementation of those decisions.

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

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The estimated fair market value of loans outstanding is approximately $347,040,000 and $309,811,000 at December 31, 1997 and 1996, respectively. The fair value of noninterest-bearing demand deposits and NOW, savings and money market deposits is the amount payable on demand at the reporting date. The fair value of the time deposits is estimated using the rates currently offered for deposits of similar remaining maturities. The estimated fair market value of deposits is approximately $459,703,000 and $386,920,000 at December 31, 1997 and 1996, respectively. As interest rates have remained relatively constant, there have been no material changes in the above since year end.

PART II - OTHER INFORMATION



Item
   1 - Legal Proceedings                             None
   2 - Changes in Securities                         None
   3 - Defaults upon Senior Securities               None
   4 - Submission of Matters to a Vote of
         Security Holders                            None
   5 - Other Information                             None
   6 - Exhibits and Reports on Form 8-K
         (a)  Exhibits: 27.1 - Financial Data Schedule (SEC Use Only)
               Exhibits: 27.2 - Restated Financial Data Schedule (SEC Use Only)
         (b)  Reports on Form 8-K


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 CAROLINA FIRST BANCSHARES, INC.
                                                              (Registrant)



Date:  May 13, 1998                         By:  /s/ D. Mark Boyd,III
                                                     D. Mark Boyd, III
                                            Chairman and Chief Executive Officer



Date:  May 13, 1998                         By: /s/ Jan H.Hollar
                                                    Jan H. Hollar
                                                    Principal Accounting Officer