Form 10-Q
period 1998-06-30
CAROLINA FIRST BANCSHARES INC
filed 1998-08-14
CIK 846465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                                    Yes X No

                4,411,666 SHARES OF COMMON STOCK, PAR VALUE $2.50
                  PER SHARE, OUTSTANDING AS OF August 13, 1998

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES

INDEX                                                               PAGE

PART I.           FINANCIAL INFORMATION

Item 1.                    Financial Statements

             Consolidated Balance Sheets - June 30, 1998
             and December 31, 1997                                        3

             Consolidated Statements of Operations -
             Six and Three Months Ended June 30, 1998
             and 1997                                                     4

             Consolidated Statements of Changes in
             Shareholder's Equity - Six Months Ended
             June 30, 1998 and 1997                                       5

             Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 1998 and 1997                      6

             Notes to Consolidated Financial Statements                 7-8

Item 2.          Management's Discussion and Analysis
                 of Financial Condition and Results of Operations      9-14

Item 3.          Quantitative and Qualitative Disclosures about       15-16
                 Market Risk

Item 5.          Shareholder Proposals for the 1999 Annual Meeting       17

PART II.          OTHER INFORMATION                                      18

Signatures                                                               19

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
----------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-----------------------------------------------------------------

                                                                    JUNE 30,           DECEMBER 31,
                                                                 ----------------    ------------------
                                                                      1998                 1997
                                                                 ----------------    ------------------
Assets:
Cash and due from banks                                              $20,739,587           $20,160,505
Federal funds sold                                                     9,925,000            ---
                                                                 ----------------    ------------------
  Total cash and cash equivalents                                     30,664,587            20,160,505
Interest bearing deposits in other banks                                 722,620               673,860
Investment securities (market value $25,107,911
  in 1998 and $29,555,613 in 1997)                                    24,907,141            29,292,273
Securities available for sale (cost of $130,137,272 in
   1998 and $106,694,428 in 1997)                                    131,195,883           107,630,916
Loans, net of unearned income ( $424,467 in 1998 and
   $434,953 in 1997)                                                 363,338,759           347,919,688
  Allowance for loan losses                                           (5,389,682)           (5,039,035)
                                                                 ----------------    ------------------
  Loans, net                                                         357,949,077           342,880,653

Premises and equipment, net                                            9,636,698             9,566,175
Other real estate owned                                                  265,999               442,310
Other assets                                                          12,463,898            12,570,635
                                                                 ----------------    ------------------
Total Assets                                                        $567,805,903          $523,217,327
                                                                 ================    ==================

Liabilities and Shareholders' Equity
Deposits:
   Demand                                                            $68,085,434           $50,979,999
   Interest bearing demand accounts                                  118,504,893           115,725,015
   Savings                                                            51,129,960            47,001,921
   Time, $100,000 and over                                            63,317,278            53,896,333
   Other time                                                        204,731,551           194,994,519
                                                                 ----------------    ------------------
   Total deposits                                                    505,769,116           462,597,787
Repurchase agreements                                                  7,341,401             8,993,205
Other liabilities                                                      5,092,329             5,301,899
                                                                 ----------------    ------------------
Total Liabilities                                                    518,202,846           476,892,891

Shareholders' Equity:
  Common stock, $2.50 par value;
   authorized --- 5,000,000 shares;
    issued and outstanding - 4,405,601 shares in
   1998, and 4,357,757 shares in 1997                                 11,014,003            10,894,393
  Additional paid-in capital                                          16,660,289            16,492,544
  Retained earnings                                                   21,288,668            18,366,627
  Accumulated other comprehensive income                                 640,097               570,872
                                                                 ----------------    ------------------
  Total Shareholders' Equity                                          49,603,057            46,324,436
Commitments and Contingent Liabilities                                 -----                -----
Total Liabilities and Shareholders' Equity                          $567,805,903          $523,217,327
                                                                 ================    ==================

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          Quarter Ended                                Six Months Ended
                                                             June 30,                                      June 30,
                                             -----------------------------------------      ----------------------------------------
                                                    1998                  1997                     1997                  1996
                                             -----------------------------------------      ----------------------------------------
Interest Income:
Interest and fees on loans                           $8,587,084            $7,632,399              $16,913,549          $14,918,895
Interest and dividends
    on securities:
    Taxable income                                    2,167,444             1,401,246                4,094,089            2,597,790
    Non-taxable income                                   64,018               121,867                  161,645              249,758
Interest on federal funds sold                          134,911               136,401                  219,140              225,415
Other interest income                                    33,983                17,419                   62,306               26,757
                                                 ---------------        --------------          ---------------        -------------
   Total interest income                             10,987,440             9,309,332               21,450,729           18,018,615

Interest Expense:
Interest on deposits                                  4,601,012             4,076,045                9,019,507            7,874,328
Interest on notes payable                                84,801                52,890                  187,679              113,613
                                                 ---------------        --------------          ---------------        -------------
   Total interest expense                             4,685,813             4,128,935                9,207,186            7,987,941
                                                 ---------------        --------------          ---------------        -------------
Net Interest Income                                   6,301,627             5,180,397               12,243,543           10,030,674
Provision for Loan Losses                               301,000               212,733                  510,000              498,333
                                                 ---------------        --------------          ---------------        -------------
Net Credit Income                                     6,000,627             4,967,664               11,733,543            9,532,341

Other Income:
Charges on deposit accounts                             768,799               591,266                1,459,896            1,149,417
Insurance commissions                                   179,384               228,739                  319,780              401,316
Other service fees and
    commissions                                         327,836               289,602                  618,325              493,808
Mortgage banking income                                 146,036               115,498                  277,333              224,083
Securities gains (losses), net                           42,708                10,365                   42,708               10,889
Other income                                            308,753               204,662                  566,909              368,782
                                                 ---------------        --------------          ---------------        -------------
   Total other income                                 1,773,516             1,440,132                3,284,951            2,648,295

Operating Expenses:
Salaries and benefits                                 2,591,713             2,195,298                5,069,657            4,172,972
Occupancy and equipment                                 645,754               524,204                1,215,029              950,792
Federal and other insurance
    premiums                                             41,785                33,284                   84,130               63,429
Office supplies                                         177,638               171,605                  355,810              285,686
Data processing                                         135,193               115,788                  261,669              218,336
Other expenses                                        1,300,065             1,108,627                2,540,218            2,036,742
                                                 ---------------        --------------          ---------------        -------------
   Total operating expenses                           4,892,148             4,148,806                9,526,513            7,727,957
                                                 ---------------        --------------          ---------------        -------------
Income Before Income Taxes                            2,881,995             2,258,990                5,491,981            4,452,679
Income Taxes                                            993,025               759,774                1,868,175            1,516,050
                                                 ---------------        --------------          ---------------        -------------
Net income                                           $1,888,970            $1,499,216               $3,623,806           $2,936,629
                                                 ===============        ==============          ===============        =============
Net Income Per Common Share - Basic                       $0.43                 $0.36                    $0.83                $0.71
                                                 ===============        ==============          ===============        =============
Net Income Per Common Share - Diluted                     $0.42                 $0.36                    $0.80                $0.71
                                                 ===============        ==============          ===============        =============
Cash Dividend Per Common Share                            $0.08                 $0.06                    $0.16                $0.12
                                                 ===============        ==============          ===============        =============

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)


                                               COMMON STOCK                                           ACCUMULATED
                                       ---------------------------    ADDITIONAL                         OTHER
                                                                        PAID-IN         RETAINED     COMPREHENSIVE     SHAREHOLDERS'
                                         SHARES         AMOUNT          CAPITAL         EARNINGS         INCOME           EQUITY
                                       -----------   -------------   --------------   -------------   -------------   --------------
BALANCE, DECEMBER 31, 1996              2,052,971      $5,132,428      $16,442,810     $13,378,236         $48,382      $35,001,856

EXERCISE OF STOCK OPTIONS                   6,970          17,425           79,309                                           96,734

CASH DIVIDEND ($.12 PER SHARE)                                                            (493,610)                        (493,610)

RETIREMENT OF STOCK                          (912)         (2,281)         (28,774)                                         (31,055)

DIVIDEND REINVESTMENT PLAN                                                                                                        -

CHANGE IN UNREALIZED GAIN
    ON SECURITIES AVAILABLE FOR SALE                                                                       293,011          293,011

NET INCOME                                                                               2,936,629                        2,936,629

                                       -----------   -------------   --------------   -------------   -------------   --------------
BALANCE, JUNE 30, 1997                  2,059,029      $5,147,572      $16,493,345     $15,821,255        $341,393      $37,803,565

                                       ===========   =============   ==============   =============   =============   ==============



BALANCE, DECEMBER 31, 1997              4,357,757      10,894,393       16,492,544      18,366,627         570,872       46,324,436

EXERCISE OF STOCK OPTIONS                  44,676         111,690           92,428                                          204,118

CASH DIVIDEND ($.16 PER SHARE)                                                            (701,765)                        (701,765)

RETIREMENT OF STOCK                        (1,264)         (3,160)         (34,732)                                         (37,892)

DIVIDEND REINVESTMENT PLAN                  4,432          11,080          110,049                                          121,129

CHANGE IN UNREALIZED GAIN
    ON SECURITIES AVAILABLE FOR SALE                                                                        69,225           69,225

NET INCOME                                                                               3,623,806                        3,623,806

                                       -----------   -------------   --------------   -------------   -------------   --------------
BALANCE, JUNE 30, 1998                  4,405,601     $11,014,003      $16,660,289     $21,288,668        $640,097      $49,603,057
                                       ===========   =============   ==============   =============   =============   ==============

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
---------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
---------------------------------------------------------------

                                                                            June 30,                June 30,
                                                                        ------------------    ------------------
                                                                              1998                    1997
                                                                        ------------------    ------------------
Operating Activities:
Net Income                                                                     $3,623,806            $2,936,629
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                                 699,256               605,300
    Accretion and amortization of securities discounts
      and premiums, net                                                          (192,950)              (80,519)
    Provision for loan losses                                                     510,000               498,333
    Gains on sales of securities available for sale                               (61,298)              (13,684)
    Losses on sales of securities available for sale                               18,590                    -
    Losses on calls and maturities of securities held to maturity                       -                    98
    Gains on sales of equipment, net                                                    -                (4,810)
    Losses (gains) on sales of real estate, net                                       500               (64,013)
    Decrease (increase) in other assets                                            39,598            (2,804,748)
    Increase (decrease) in other liabilities                                     (299,267)              393,153
                                                                           ---------------       ---------------
       Net cash provided by operating activities                                4,400,804             1,465,739
                                                                           ---------------       ---------------
Investing Activities:
Proceeds from maturities of securities available for sale                      18,336,780            12,816,008
Proceeds from sales of securities available for sale                              366,539                42,215
Purchases of securities available for sale                                    (41,954,951)          (45,121,806)
Proceeds from calls and maturities of securities held to maturity               5,465,103             4,870,019
Purchases of securities held to maturity                                       (1,088,423)             (988,125)
Purchases and maturities of certificates of deposit, net                          (48,760)             (218,257)
Originations of loans, net                                                    (15,613,524)          (15,659,009)
Proceeds from sale of real estate                                                 247,865               106,299
Proceeds from sale of premises and equipment                                            -                41,384
Capital expenditures                                                             (739,594)           (1,238,558)
                                                                           ---------------       ---------------
     Net cash used in investing activities                                    (35,091,534)          (45,349,830)
                                                                           ---------------       ---------------
Financing Activities:
Net increase in time deposits                                                  19,157,977            24,172,268
Net increase in other deposits                                                 24,013,352            35,220,685
Net decrease in borrowed funds                                                 (1,651,804)           (1,608,049)
Repayment of notes payable                                                         89,697                (9,679)
Repurchase of stock                                                               (37,892)              (31,055)
Payment of cash dividends and fractional shares                                  (701,765)             (493,610)
Issuance of stock                                                                 325,247                96,734
                                                                           ---------------       ---------------
     Net cash provided by financing activities                                 41,194,812            57,347,294
                                                                           ---------------       ---------------
Net Increase in Cash and Cash Equivalents                                      10,504,082            13,463,203

Cash and Cash Equivalents, Beginning of Year                                   20,160,505            19,325,459
                                                                           ===============       ===============
Cash and Cash Equivalents, End of Year                                        $30,664,587           $32,788,662
                                                                           ===============       ===============
Supplemental disclosures of cash flow information:
     Interest paid                                                             $9,156,188            $7,803,269
     Income taxes paid                                                         $1,549,100            $2,161,706

Supplemental disclosure on noncash investing and financing activities:
     Increase in net unrealized gain on securities available for sale             $69,225              $293,011
     Assets transferred to other real estate                                       35,100                38,000

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

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  In the  opinion  of  Management,  the  accompanying  consolidated  financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Carolina First BancShares, Inc. and Subsidiary Companies as of June 30, 1998 and December 31, 1997 the results of operations for the three and six-month periods ended June 30, 1998 and 1997, and cash flows for the six-month periods ended June 30, 1998 and 1997.

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

3. The results of operations for the three and six-month periods ended June 30, 1998 and 1997, are not necessarily indicative of the results that might be expected for the full year ending December 31, 1998 and 1997.

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

                                                                        Three months ended        Six months ended
                                                                            March 31,                 June 30,
                                                                         1998        1997        1998        1997
Basic EPS denominator: weighted average number of
common shares outstanding ..........................................   4,396,082   4,113,616   4,381,050   4,109,643
Dilutive effect arising from assumed exercise of
stock options ......................................................     115,855      48,749     120,538      42,641
                                                                       ---------   ---------   ---------   ---------

Diluted EPS denominator ............................................   4,511,937   4,162,365   4,501,588   4,152,284
                                                                       =========   =========   =========   =========

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

Comprehensive income is the change in equity of a Corporation during the period from transactions and other events and circumstances from non-owner sources. Comprehensive income is divided into net income and other comprehensive income. The Company's other comprehensive income for the three and six months ended June 30, 1998 and 1997 consists of unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the three and six months ended June 30, 1998 is $1,939,094 and $3,693,031, respectively and for the three and six months ended June 30, 1997 is $1,907,270 and $3,229,640, respectively.

6. On April 15, 1998, the Company and Community Bank & Trust Co. ("CBT") announced the signing of a letter of intent whereby the Company would acquire CBT. CBT is headquartered in Marion, North Carolina with assets of approximately $100 million with seven branches in Western North Carolina. According to the terms of the proposed merger, CBT would continue as a separately chartered commercial bank and would retain its name, Board of Directors and management. The proposed merger is expected to be finalized in the fourth quarter of 1998 and is subject to a number of conditions, including approval by regulatory authorities and the shareholders of the Company and CBT.

                                     Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis sets forth the major factors which affected the Company's results of operations and financial condition reflected in the unaudited financial statements for the six-month periods ended June 30, 1998 and 1997.

General

Net income for the quarter ended June 30, 1998, was $1,888,970, or $.43 per basic share, compared to net income of $1,499,413, or $.36 per basic share, for the same period in 1997. Net income for the six-month period ended June 30, 1998 was $3,623,806 or $.83 per basic share, compared to net income of $2,936,629, or $.71 per basic share for the same period in 1997.

The Company continues to put the necessary emphasis on Year 2000 efforts and is currently working in the Renovation and Validation stages. A test plan and schedule has been completed. Testing will begin in the third quarter of 1998 and will be completed in the first quarter of 1999, with "mission-critical" testing complete by the end of 1998. Contingency plans have been made for "mission-critical" applications. The Company is in the process of developing a complete Contingency and Business Resumption Plan and continue to move forward with efforts. As part of its assessment, Company management has been evaluating Year 2000 compliance by those with whom it does business, and to date has not discovered any Year 2000 problem with significant counter-parties that it believes are reasonable likely to have a material adverse effect upon the company. However, no assurance can be given that potential Year 2000 problems at those with whom the Company does business will not occur, and if these occur, consequences to the Company.

On April 15, 1998, the Company and Community Bank & Trust Co. ("CBT") announced the signing of a letter of intent whereby the Company would acquire CBT. CBT is headquartered in Marion, North Carolina with assets of approximately $100 million with seven branches in Western North Carolina. According to the terms of the proposed merger, CBT would continue as a separately chartered commercial bank and would retain its name, Board of Directors and management. The proposed merger is expected to be finalized in the third quarter of 1998 and is subject to a number of conditions, including approval by regulatory authorities and the shareholders of the Company and CBT.

Net Interest Income/Margins

Net interest income of $12,243,543 during the first six-months of 1998 resulted from a net interest margin of 4.96% on average earning assets of $501.1 million. This compares with a net interest margin of 4.95% on average earning assets of $414.0 million generating net interest income of $10,030,674 for the same period in 1997. The interest rate earned on taxable securities has been reduced as the Company continues to invest in relatively short term government securities. The Company has, however, been able to sustain the strong net interest margin as average interest bearing liabilities have decreased slightly as a percentage of total liabilities and capital. This is the result of both increased capital and increases in noninterest bearing deposits. Interest rates have remained relatively stable and thus the change in the net interest margin is more a function of competition and investment options than changes in interest rates. The increase in loan demand experienced by the Company positively affects the net interest margin, as noted by the large volume related increase, and is an indicator of the continued strong local economy. The increase in net interest income consists of an increase of $266,000 relative to rate and an increase of $1,902,000 relative to volume.

Management reviews asset/liability volumes and rates on a weekly basis. As Carolina First's loans have continued to grow, the funds have been obtained primarily through customer deposits and the maturing of investment securities. Deposit and loan rates are adjusted as market conditions and Company needs allow.

Analysis of average balances and interest rates for the six-months ended June 30, 1998 and 1997, is presented on pages 13 and 14 of this report. Such analysis is presented on a fully-taxable equivalent basis at the federal statutory rate of 34 %.

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

On a monthly basis, the Company reviews the adequacy of its allowance for loan losses. The loan review staff prepares a listing of loans believed to be deserving of a closer review by management. These loans are rated as to the presumed collectibility, and a statistical loss factor is assigned to each category of loans that directly relates to the associated risk. In addition to these specific allowances, an additional component of the allowance is computed by applying a factor based on historical loss experience to all loans by type that are not listed on the above referenced schedule. Finally, an additional factor is assigned to the entire portfolio to cover unexpected losses from any borrower that may not be identified. This final component reflects the economic conditions of the market areas served. These factors are multiplied by the balances in each category and totaled to determine the required allowance for loan losses. The actual allowance for loan losses (after charge-offs) is compared with the required level to determine if an additional provision should be made in the current period. The allowance for loan losses was $5,389,682 or 1.48% of outstanding loans, at June 30, 1998 and $5,039,035 or 1.45% of outstanding loans, at December 31, 1997.

The provision for loan losses charged to operations during the first six months was $510,000 in 1998 and $498,333 in 1997. Charge-offs, net of recoveries, were $159,353 or .09% (annualized) of average loans outstanding, during the six months ended June 30, 1998, as compared to $134,386 or .08% (annualized) of average loans outstanding, during the same period in 1997. The ratio of non-accrual loans to total loans was .21% at June 30, 1998, .21% at December 31, 1997, and .50% at June 30, 1997. The ratio of non-performing assets to total assets was 19% at June 30, 1998, 25% at December 31, 1997, and 39% at June 1997. Management believes that reserves and asset values are adequate to facilitate the timely disposition of these assets.

                                                                                         1998               1997
                                                                                     ----------         ----------
Balance at beginning of year ...........................................              5,039,035          4,488,958
Charge-offs ............................................................               (232,748)          (199,951)
Recoveries .............................................................                 73,395             65,565
Provision for loan losses ..............................................                510,000            498,333
                                                                                     ----------         ----------
Balance at March 31, ...................................................              5,389,682          4,852,905
                                                                                     ==========         ==========

Net Non-Interest Income

Non-interest income increased 24.04% for the first six months of 1998 as compared to the same period a year earlier. Non-interest income from core operations continues to increase as the Company expands fee income areas such as trust services and credit cards. Also, the additional deposits recently acquired have boosted deposit related income.

Non-interest expense increased $1,798,556 or 23.27%, for the six-month period ended June 30, 1998, as compared to the same period a year earlier. Non-interest expense increased in relation to the additional branch acquisitions and branch openings. Specifically, occupancy and supplies were directly effected as well as other expenses which includes the amortization of the premium paid to acquire the deposits. Additionally, the expenses relative to our technology expenditures are apparent in the increase in equipment expense.

Financial Condition

The Company's total assets at June 30, 1998 and 1997, were $567,805,903 and $490,681,378 respectively, and $523,217,327 at December 31, 1997. Average earning assets for the first six months of 1998 were $501,138,000 versus $413,970,000 for the same period a year earlier, an increase of 21.06%. This growth is the result of the strong local economy and the Company's continued expansion of its customer base. During the past year, the Company has acquired the deposits of three branches, has opened three supermarket branches and one stand alone branch. The Company will continue to look for ways to acquire business and grow in market share in the existing markets.

Average loans of $349,091,000 represented 69.66% of average earning assets during the first six months of 1998. During the same period in 1997, average loans totaled $311,003,000, or 75.13% of average earning assets. Gross loans increased to $363,338,759 at June 30, 1998, a 11.93% increase over loans a year ago at June 30, 1997 and a 4.43% increase over December 31, 1997. It is anticipated that general loan growth will continue to mirror the economy generally, however, competition for quality loans may adversely effect the net interest margins.

Securities averaged $143,273,000 during the six months ended June 30, 1998 versus $93,697,000 for the same period a year ago. The securities portfolio represented 28.59% of earning assets at June 30, 1998 and 22.63% at June 30, 1997. This increase in the portfolio directly relates to the acquisition of the branch deposits during 1997. As quality loan demand absorbs these deposits the historical percentages should return. At June 30, 1998, the securities portfolio had an unrealized gain of approximately $1,058,611 for securities available for sale. A gain of $42,708 was realized during the first half of 1998. Securities held to maturity with a carrying value of approximately $16.7 million were scheduled to mature within the next five years. Of this amount, $5.9 million were scheduled to mature within one year. Securities available for sale with a carrying value of $127.8 million were scheduled to mature within the next five years. Of this amount, $57.8 million were scheduled to mature within one year. The Company currently has the ability and intent to hold its investment securities to maturity. Certain debt securities are designated by management as held for sale and are carried at the lower of cost or market because management may sell them before they mature. The Company's securities portfolio has shifted toward the available for sale category due to the added flexibility allowed over the securities held to maturity.

Average interest bearing liabilities rose 17.41%, to $432,323,000 in the first six months of 1998, from an average of $368,204,000 in the first six months of 1997. Total deposits increased 13.81% from June 30, 1997 to June 30, 1998, and 9.33% from December 31, 1997 to June 30, 1998. The second quarter acquisitions of 1997 resulted in large growth rates. As the Company capitalizes on these acquisitions and gains market share, deposits will continue to increase.

The Company continues to maintain capital ratios in excess of regulatory minimum requirements. The current capital standards call for a minimum total capital of 8% of risk-adjusted assets, including 4% Tier I capital, and a minimum leverage ratio of Tier I capital to total tangible assets of at least 4-5%. At June 30, 1998, the Company's ratio of total capital to risk-adjusted assets was 13.87% which includes 12.62% Tier I capital and the Company's ratio of total Tier I capital to total assets, adjusted for the loans loss allowance and intangibles, was 8.58%.

Liquidity

The liquidity position of the Company's subsidiaries, Lincoln Bank ("Lincoln") and Cabarrus Bank of North Carolina ("Cabarrus"), is primarily dependent upon their need to respond to withdrawals from deposit accounts and upon the liquidity of their assets. Primary liquidity sources include cash and due from banks, federal funds sold, short-term investment securities and loan repayments. At June 30, 1998, the Company had a liquidity ratio of 37.20%. Management believes the liquidity sources are adequate to meet operating needs. Except as discussed above, there are no known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.

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

                                                Well        Adequately          Carolina        Lincoln       Cabarrus
                                            Capitalized    Capitalized            First            Bank          Bank
Tier I capital to risk adjusted assets          6.00%           4.00%             12.62%          11.18%        10.26%
Total capital to risk adjusted assets          10.00%           8.00%             13.87%          12.44%        11.51%
Leverage ratio                                  5.00%           4.00%              8.58%           7.60%         6.90%

  CAROLINA FIRST BANCSHARES, INC.
  ----------------------------------------------------
  AVERAGE BALANCE SHEET AS  OF JUNE 30,
  ----------------------------------------------------
  (In Thousands)

                                                            1998                                         1997
                                      ---------------------------------------------   -------------------------------------------
                                                          Interest                                     Interest
                                          Average          Income/       Average        Average         Income/        Average
                                          Balance          Expense        Rate          Balance         Expense          Rate
                                      ----------------   ------------  ------------   ------------    ------------    -----------
  Assets

  Interest bearing deposits in other banks       $685            $62         18.25%         $509           $27           10.70%
  Taxable securities                          138,398          4,094          5.97%       86,347         2,598            6.07%
  Non-taxable securities                        4,875            245         10.13%        7,350           378           10.37%
  Federal funds sold and securities
     purchased with agreements to
     resell                                     8,089            219          5.46%        8,761           225            5.18%
  Loans                                       349,091         16,914          9.77%      311,003        14,919            9.67%
                                             ---------       --------       --------    ---------      --------          -------

     Interest earning assets                  501,138         21,534          8.67%      413,970        18,147            8.84%
                                             ---------       --------       --------    ---------      --------          -------

  Cash and due from banks                      17,423                                    $15,812
  Other assets                                 21,307                                     18,579
                                             ---------                                  ---------

  Total assets                               $539,868                                   $448,361
                                             =========                                  =========


  Liabilities and Shareholders' Equity

  Interest bearing deposits
    Demand                                   $116,394         $1,396          2.42%      $97,739        $1,177            2.43%
    Savings                                    49,097            600          2.46%       42,055           528            2.53%
    Time                                      259,019          7,024          5.47%      223,233         6,169            5.57%
  Other borrowings                              7,813            187          4.83%        5,177           114            4.44%
                                             ---------       --------       --------    ---------      --------          -------

     Interest bearing liabilities             432,323          9,207          4.29%      368,204         7,988            4.37%
                                             ---------       --------       --------    ---------      --------          -------

  Other liabilities                            63,331                                     43,180
  Shareholders' equity                         44,214                                     36,977
                                             ---------                                  ---------


  Total liabilities and shareholders'
     equity                                  $539,868                                   $448,361
                                             =========                                  =========

  Interest rate spread                                                        4.37%                                      4.47%
                                                                             =======                                    =======



  Net interest earned and net
     yield on earning assets                                 $12,327          4.96%                    $10,159           4.95%
                                                            =========        =======                   ========         ========

CAROLINA FIRST BANCSHARES, INC.
------------------------------------------
RATE / VOLUME ANALYSIS
------------------------------------------
FOR THE PERIOD ENDED JUNE, 1998 AND 1997
------------------------------------------
(In Thousands)


                                                                       Increase/(Decrease)
                                                                              due to
                                                  1997               Volume              Rate              1998
                                                 Inc/exp                                                  Inc/exp
                                             -------------------------------------------------------------------------
Interest Income:
      Loans                                           14,919               1,845                150            16,914
      Securities - tax - exempt                          378                (124)                (9)              245
      Securities - taxable                             2,598               1,540                (44)            4,094
      Federal funds sold & interest bearing
          balances in other banks                        252                 (16)                45               281
                                                   -----------           ----------           --------       ---------

          Total Interest Income                       18,147               3,245                142            21,534


Interest Expense:
      Interest Bearing Demand                          1,177                 224                 (5)            1,396
      Savings                                            528                  86                (14)              600
      Time                                             6,169                 970               (115)            7,024
      Other Borrowings                                   114                  63                 10               187
                                                   -----------           ----------           --------       ---------


          Total Interest Expense                       7,988               1,343               (124)            9,207
                                                   -----------           ----------           --------       ---------


          Net Interest Income                         10,159               1,902                266            12,327
                                                   ===========          ===========           ========       =========

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

Interest Rate Risk. Interest rate risk is the risk to earnings or capital from the potential of movement in interest rates. It is the sensitivity of the bank's future earnings to interest rate changes. Interest rate risk is generally measured on the basis of duration analysis or gap analysis. Duration analysis measures the degree of risk in a particular instrument or portfolio and gap analysis defines the timing when loss may occur. The Company is willing to accept a modified duration of 5% and a one year cumulative gap or +/- 5% and a one to five cumulative gap of +/- 8%. As of June 30, 1998, the Company had a modified duration of less than 1.51%. At June 30, 1998 the Company had a one year cumulative gap of 4.39% and a one to five year cumulative gap of 2.84%. The major components of interest rate risk are described as repricing risk, basis risk, yield curve risk, and options risk.

Price Risk. Price risk is the risk to earnings or capital from changes in the value of portfolios of financial instruments. Frequently this is referred to as market risk. Price risk is generally reflected as the risk of a decline in market value of its securities portfolio and the Company is willing to accept a 7.5% change in value after experiencing a 300 basis point rate shock, either positive or negative. At June 30, 1998, the price change was less than 4.06% with such a rate shock.

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

                                     Item 5.


SHAREHOLDER PROPOSALS FOR THE 1999 ANNUAL MEETING



The proxy statement solicited by the Company's Board of Directors with respect to the Company's 1999 Annual Meeting of Shareholders will confer discretionary authority to vote on any proposals of shareholders intended to be paresented for consideration at such Annual Meeting that are submitted to the Company afer January 15, 1999.

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




                                                 CAROLINA FIRST BANCSHARES, INC.
                                                              (Registrant)



Date:  August 14, 1998                      By: /s/ D. Mark Boyd,III
                                                    D. Mark Boyd, III
                                            Chairman and Chief Executive Officer



Date:  August 14, 1998                      By: /s/ Jan H.Hollar
                                                    Jan H. Hollar
                                            Principal Accounting Officer