Form 10-Q
period 1998-09-30
CAROLINA FIRST BANCSHARES INC
filed 1998-11-17
CIK 846465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                                    Yes X No

                4,417,147 SHARES OF COMMON STOCK, PAR VALUE $2.50
                   PER SHARE, OUTSTANDING AS OF October 23, 1998

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES

INDEX                                                                                   PAGE

PART I.           FINANCIAL INFORMATION

Item 1.                    Financial Statements

                  Consolidated Balance Sheets - September 30, 1998
                  and December 31, 1997                                                  3

                  Consolidated Statements of Operations -
                  Three and Nine Months Ended September 30, 1998
                  and 1997                                                               4

                  Consolidated Statements of Changes in
                  Shareholder's Equity - Nine Months Ended
                  September 30, 1998 and 1997                                            5

                  Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 1998 and 1997                          6

                  Notes to Consolidated Financial Statements                             7 - 8

Item 2.                    Management's Discussion and Analysis
                           of Financial Condition and Results of Operations              9 - 15

Item 3.                    Quantitative and Qualitative Disclosures about                16 - 17
                           Market Risk

Item 5.                    Shareholder Proposals for the 1999 Annual Meeting             18

PART II.          OTHER INFORMATION                                                      19
Signatures                                                                               20

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
-------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------------------


                                                                SEPTEMBER 30,             DECEMBER 31,
                                                             ---------------------    ---------------------
                                                                     1998                     1997
                                                             ---------------------    ---------------------
Assets:
Cash and due from banks                                               $17,944,628              $20,160,505
Federal funds sold                                                     13,550,000             ---
                                                             ---------------------    ---------------------
  Total cash and cash equivalents                                      31,494,628               20,160,505
Interest bearing deposits in other banks                                  752,566                  673,860
Investment securities (market value $26,143,593
  in 1998 and $29,555,613 in 1997)                                     25,755,888               29,292,273
Securities available for sale (cost of $121,180,423 in
   1998 and $106,694,428 in 1997)                                     122,912,631              107,630,916
Loans, net of unearned income ( $482,699 in 1998 and
   $434,953 in 1997)                                                  384,559,115              347,919,688
  Allowance for loan losses                                            (5,602,778)              (5,039,035)
                                                             ---------------------    ---------------------
  Loans, net                                                          378,956,337              342,880,653

Premises and equipment, net                                             9,545,388                9,566,175
Other real estate owned                                                   391,659                  442,310
Other assets                                                           13,135,938               12,570,635
                                                             ---------------------    ---------------------
Total Assets                                                         $582,945,035             $523,217,327
                                                             =====================    =====================

Liabilities and Shareholders' Equity
Deposits:
   Demand                                                             $69,318,502              $50,979,999
   Interest bearing demand accounts                                   118,344,709              115,725,015
   Savings                                                             51,097,972               47,001,921
   Time, $100,000 and over                                             69,466,174               53,896,333
   Other time                                                         207,844,504              194,994,519
                                                             ---------------------    ---------------------
   Total deposits                                                     516,071,861              462,597,787
Repurchase agreements                                                   9,705,410                8,993,205
Other liabilities                                                       5,618,814                5,301,899
                                                             ---------------------    ---------------------
Total Liabilities                                                     531,396,085              476,892,891

Shareholders' Equity:
  Common stock, $2.50 par value;
   authorized --- 20,000,000 shares;
    issued and outstanding - 4,410,693 shares in
   1998, and 4,357,757 shares in 1997                                  11,026,733               10,894,393
  Additional paid-in capital                                           16,604,714               16,492,544
  Retained earnings                                                    22,860,844               18,366,627
  Accumulated other comprehensive income                                1,056,659                  570,872
                                                             ---------------------    ---------------------
  Total Shareholders' Equity                                           51,548,950               46,324,436
Commitments and Contingent Liabilities                                -----                    -----
Total Liabilities and Shareholders' Equity                           $582,945,035             $523,217,327
                                                             =====================    =====================

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
---------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
---------------------------------------------------------------

                                                           Quarter Ended                             Nine Months Ended
                                                           September 30,                               September 30,
                                               --------------------------------------      --------------------------------------
                                                     1998                 1997                   1998                 1997
                                               -----------------    -----------------      -----------------    -----------------
Interest Income:
Interest and fees on loans                           $9,089,322           $8,109,543            $26,034,256          $23,028,438
Interest and dividends on securities:
    Taxable income                                    2,184,746            1,681,564              6,278,835            4,279,354
    Non-taxable income                                   78,105              113,452                239,750              363,210
Interest on federal funds sold                          133,741              111,135                349,275              336,550
Other interest income                                    18,124               12,195                 52,651               42,406
                                               -----------------    -----------------      -----------------    -----------------
   Total interest income                             11,504,038           10,027,889             32,954,767           28,049,958

Interest Expense:
Interest on deposits                                  4,651,850            4,353,245             13,671,357           12,227,573
Interest on notes payable                               106,514               78,146                294,193              191,759
                                               -----------------    -----------------      -----------------    -----------------
   Total interest expense                             4,758,364            4,431,391             13,965,550           12,419,332
                                               -----------------    -----------------      -----------------    -----------------
Net Interest Income                                   6,745,674            5,596,498             18,989,217           15,630,626
Provision for Loan Losses                               370,000              242,000                880,000              740,333
                                               -----------------    -----------------      -----------------    -----------------
Net Credit Income                                     6,375,674            5,354,498             18,109,217           14,890,293

Other Income:
Charges on deposit accounts                             741,890              613,861              2,201,786            1,763,278
Insurance commissions                                   123,956               64,074                443,736              465,390
Other service fees and commissions                      354,181              293,223                972,506              787,031
Mortgage banking income                                 145,493               99,643                422,826              323,726
Securities gains , net                                   11,342               55,740                 54,050               66,629
Other income                                            326,638              218,295                893,547              583,623
                                               -----------------    -----------------      -----------------    -----------------
   Total other income                                 1,703,500            1,344,836              4,988,451            3,989,677

Operating Expenses:
Salaries and benefits                                 2,376,589            2,325,593              7,446,246            6,498,565
Occupancy and equipment                                 628,415              543,589              1,843,444            1,494,381
Federal and other insurance premiums                     40,106               35,296                124,236               98,725
Office supplies                                         177,907              189,984                533,717              475,670
Data processing                                         156,327              117,287                417,996              335,623
Merger related contingencies                            375,000           ---                       375,000           ---
Other expenses                                        1,408,749            1,110,875              3,948,967            3,147,617
                                               -----------------    -----------------      -----------------    -----------------
   Total operating expenses                           5,163,093            4,322,624             14,689,606           12,050,581
                                               -----------------    -----------------      -----------------    -----------------

Income Before Income Taxes                            2,916,081            2,376,710              8,408,062            6,829,389
Income Taxes                                            990,855              813,491              2,859,030            2,329,541
                                               -----------------    -----------------      -----------------    -----------------

Net income                                           $1,925,226           $1,563,219             $5,549,032           $4,499,848
                                               =================    =================      =================    =================

Net Income Per Common Share - Basic                       $0.44                $0.38                  $1.27                $1.09
                                               =================    =================      =================    =================
Net Income Per Common Share - Diluted                     $0.43                $0.37                  $1.24                $1.08
                                               =================    =================      =================    =================

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)

                                                                                                        ACCUMULATED
                                               COMMON STOCK            ADDITIONAL                        OTHER
                                       ---------------------------
                                                                       PAID-IN         RETAINED        COMPREHENSIVE   SHAREHOLDERS'
                                         SHARES         AMOUNT         CAPITAL         EARNINGS          INCOME            EQUITY
                                       -----------   -------------   -------------   -------------   ---------------  --------------
BALANCE, DECEMBER 31, 1996              2,052,971      $5,132,428     $16,442,810     $13,378,236           $48,382      $35,001,856

EXERCISE OF STOCK OPTIONS                   8,006          20,015          91,289                                            111,304

CASH DIVIDEND ($.20 PER SHARE)                                                           (823,279)                         (823,279)

2-FOR-1 STOCK SPLIT                     2,060,298       5,150,745      (5,150,745)                                                -

RETIREMENT OF STOCK                        (1,694)         (4,235)        (43,605)                                          (47,840)

DIVIDEND REINVESTMENT PLAN                    890           2,225          31,598                                             33,823

CHANGE IN UNREALIZED GAIN
    ON SECURITIES AVAILABLE FOR SALE                                                                        494,853          494,853

NET INCOME                                                                              4,499,848                          4,499,848

                                       -----------   -------------   -------------   -------------   ---------------  --------------
BALANCE, SEPTEMBER 30, 1997             4,120,471     $10,301,178     $11,371,347     $17,054,805          $543,235      $39,270,565

                                       ===========   =============   =============   =============   ===============   =============



BALANCE, DECEMBER 31, 1997              4,357,757      10,894,393      16,492,544      18,366,627           570,872       46,324,436

EXERCISE OF STOCK OPTIONS                  52,198         130,495         114,828                                            245,323

CASH DIVIDEND ($.24 PER SHARE)                                                         (1,054,815)                       (1,054,815)

RETIREMENT OF STOCK                        (3,694)         (9,235)       (112,707)                                         (121,942)

DIVIDEND REINVESTMENT PLAN                  4,432          11,080         110,049                                            121,129

CHANGE IN UNREALIZED GAIN
    ON SECURITIES AVAILABLE FOR SALE                                                                        485,787          485,787

NET INCOME                                                                              5,549,032                          5,549,032

                                       -----------   -------------   -------------   -------------   ---------------   -------------
BALANCE, SEPTEMBER 30, 1998             4,410,693     $11,026,733     $16,604,714     $22,860,844        $1,056,659      $51,548,950

                                       ===========   =============   =============   =============   ===============   =============

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                          September 30,  September 30,
                                                                          -------------  -------------
                                                                              1998           1997
                                                                          -------------  -------------
Operating Activities:
Net Income                                                                   5,549,032      4,499,848
Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
  activities:
    Depreciation and amortization                                            1,115,314      1,023,974
    Accretion and amortization of securities discounts
      and premiums, net                                                       (210,526)       (50,108)
    Provision for loan losses                                                  880,000        740,333
    Gains on sales of securities available for sale                            (17,637)       (27,324)
    Losses on sales of securities available for sale                            18,590              -
    Gains on calls and maturities of securities held to maturity                     -         (1,812)
    Losses on calls and maturities of securities held to maturity                    -             98
    Losses (gains) on sales of equipment, net                                      309         (4,810)
    Losses (gains) on sales of real estate, net                                    500        (66,179)
    Increase in other assets                                                (1,003,476)      (599,414)
    Increase in other liabilities                                              232,413        155,220
                                                                          -------------  -------------
       Net cash provided by operating activities                             6,564,519      5,669,826
                                                                          -------------  -------------

Investing Activities:
Proceeds from maturities of securities available for sale                   40,243,758     21,180,881
Proceeds from sales of securities available for sale                           385,635      1,776,467
Purchases of securities available for sale                                 (54,905,648)   (63,191,157)
Proceeds from calls and maturities of securities held to maturity            6,884,246      8,336,740
Purchases of securities held to maturity                                    (3,361,966)      (988,125)
Purchases and maturities of certificates of deposit, net                       (78,706)      (218,529)
Originations of loans, net                                                 (37,067,438)   (24,613,827)
Proceeds from sale of real estate                                              247,865        120,299
Proceeds from sales of premises and equipment                                       20        583,469
Cash acquired, net of cash paid, in purchase of branches                             -     (2,541,876)
Capital expenditures                                                        (1,038,638)    (1,637,411)
                                                                          -------------  -------------
     Net cash used in investing activities                                 (48,690,872)   (61,193,069)
                                                                          -------------  -------------

Financing Activities:
Increase in time deposits, net                                              28,419,826     29,361,739
Increase in other deposits, net                                             25,054,248     34,036,265
Increase (decrease) in borrowed funds, net                                     712,205       (930,728)
Increase in notes payable                                                      100,000              -
Repayment of notes payable                                                     (15,498)       (14,596)
Repurchase of stock                                                           (121,942)       (47,840)
Payment of cash dividends and fractional shares                             (1,054,815)      (823,279)
Issuance of stock                                                              366,452        145,127
                                                                          -------------  -------------
     Net cash provided by financing activities                              53,460,476     61,726,688
                                                                          -------------  -------------

Net Increase in Cash and Cash Equivalents                                   11,334,123      6,203,445

Cash and Cash Equivalents, Beginning of Year                                20,160,505     19,325,459

                                                                          =============  =============
Cash and Cash Equivalents, End of Year                                      31,494,628     25,528,904
                                                                          =============  =============

Supplemental disclosures of cash flow information:
     Interest paid                                                          13,828,038     12,197,107
     Income taxes paid                                                       3,084,521      2,895,456

Supplemental disclosure on noncash investing and financing activities:
     Decrease in net unrealized loss                                           485,787        494,853
     Assets transferred to other real estate                                   111,754        330,287

Disclosure of accounting policy:
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, due from banks and federal funds sold.

See accompanying notes to consolidated financial statements.

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  In the  opinion  of  Management,  the  accompanying  consolidated  financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Carolina First BancShares, Inc. and Subsidiary Companies as of September 30, 1998 and December 31, 1997 the results of operations for the three and nine-month periods ended
September 30, 1998 and 1997, and cash flows for the nine-month periods ended September 30, 1998 and 1997.

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

3. The results of operations for the three and nine-month periods ended September 30, 1998 and 1997, are not necessarily indicative of the results that might be expected for the full year ending December 31, 1998 and 1997.

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


                                                      Three months ended      Nine months ended
                                                         September 30,          September 30,
                                                       1998        1997       1998        1997
                                                       ----        ----       ----        ----

Basic EPS denominator: weighted average number of
common shares outstanding .......................   4,410,064   4,120,128   4,390,721   4,113,138
Dilutive effect arising from assumed exercise of
stock options ...................................     111,730      64,024     117,602      49,769
                                                    ---------   ---------   ---------   ---------

Diluted EPS denominator .........................   4,521,794   4,184,152   4,508,323   4,162,907
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

Comprehensive income is the change in equity of a Corporation during the period from transactions and other events and circumstances from non-owner sources. Comprehensive income is divided into net income and other comprehensive income. The Company's other comprehensive income for the three and nine months ended September 30, 1998 and 1997 consists of unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the three and nine months ended September 30, 1998 is $2,341,788 and $6,034,819, respectively and for the three and nine months ended September 30, 1997 is $1,765,061 and $4,994,701, respectively.

6. On June 4, 1998, the Company and Community Bank & Trust Co. ("CBT") entered into a Merger Agreement and Plan of Reorganization whereby the Company would acquire CBT. CBT is headquartered in Marion, North Carolina with assets of approximately $100 million with seven branches in Western North Carolina. According to the terms of the proposed merger, CBT would continue as a separately chartered commercial bank and would retain its name, Board of Directors and management. The proposed merger is expected to be finalized in the fourth quarter of 1998 and is subject to conditions, including final approval by certain regulatory authorities. On November 12, 1998, the proposed merger was approved by the North Carolina State Banking Commission. Final approval by the Federal Reserve is still pending.

The pending acquisition of CBT has been delayed due to certain charges brought against the Company and one of the Company's officers. The Company's third quarter earnings include $375,000 of pre-tax expenses for merger-related contingencies and possible settlement of litigation.

In connection with the possible litigation discussed above, the Company has formed a settlement trust. On November 10, 1998, the Company irrevocably transferred all of the shares of CBT which it owns to the trustee to be available for settlement of any claims of the former shareholders of such shares.

                                     Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis sets forth the major factors which affected the Company's results of operations and financial condition reflected in the unaudited financial statements for the nine-month periods ended September 30, 1998 and 1997.

General

Net income for the quarter ended September 30, 1998, was $1,925,226, or $.44 per basic share, compared to net income of $1,563,219, or $.38 per basic share, for the same period in 1997. Net income for the nine-month period ended September 30, 1998 was $5,549,032 or $1.27 per basic share, compared to net income of $4,499,848, or $1.09 per basic share for the same period in 1997.

The Company is aware of and is making every effort to address the potentially severe implications of the Year 2000. The "Year 2000 Issue" is a general term used to describe problems that may arise as a result of improper processing of dates and date-sensitive calculations as the Year 2000 approaches. The issue is due to the fact that many of the world's existing computer programs use only two digits to identify the year in a date field. When these programs were developed there was a lack of consideration on the impact of the upcoming century date change. These programs could experience malfunctions when the last two digits of the year change to "00" and interpreting it as 1900 rather than 2000. This misinterpretation could result in disruption to normal business operations. Due to these possible ramifications, the Company is taking the Year 2000 Issue very serious.

The Company's Year 2000 Preparedness Team is comprised of a representative from all major areas of the company. The Company's Board of Directors has approved a plan submitted by the Year 2000 team. The plan was developed in accordance with the guidelines set by the Federal Financial Institutions Examination Council.

The first phase of the plan required the Company to assess or inventory all known processes that could be impacted by the Year 2000 Issue and their vendors, if applicable. The inventory included not only typical computer processes, but all systems and equipment that could be impacted by embedded micro-chip malfunctions. These include but are not limited to the Company's alarm systems, telephone systems, elevators, and ATM machines. This assessment phase is complete, yet updated as needed.

The second phase of the plan required the Company to contact all third party vendors and service providers. We must obtain documentation regarding their Year 2000 efforts. This is significant for the Company due to it's extreme dependence on external sources. This is an ongoing phase to track the vendors and service providers continuous efforts.

Additionally, the Company's plan deals with the assessment of its significant borrowers and depositors and their Year 2000 readiness. Through letters, questionnaires, and personal contacts, the Company is in the process of assessing the Year 2000 risk associated with these customers. The Year 2000 Issue is being addressed as an addendum to the Company's loan policy. New loans will be subject to Year 2000 assessment as part of the approval process.

The Company's Board of Directors approved a Year 2000 three year budget of $58,100 in 1998, $58,100 in 1999, and $25,000 in 2000. This budget was set to cover all costs associated with the Year 2000. Some areas include but are not limited to software and hardware upgrades, customer awareness materials, necessary testing, and employee training and education.

Another important phase of the plan is the comprehensive testing of all known processes. The testing of hardware has been completed. Testing of all mission-critical applications will be complete by December 31, 1998 and all other processes will be complete by March 31, 1999. All upgrades to software and test scripts have been received from the vendors and service providers. If any problems arise during testing, the Company will request a fix from the providers.

The Company believes that the potential effects on internal operations of the Year 2000 issue can and will be addressed prior to the Year 2000. In the event that required modifications or conversions are not completed on a timely basis prior to the Year 2000, normal business operations could be disrupted. Even after tests have been completed and results are satisfactory, the Company must consider the fact that systems could still fail when the actual date arrives. Therefore, the Company is in the process of preparing a Business Resumption Contingency Plan that addresses all areas of operations, such as power, telecommunications, etc. and how we will resume business if any or all areas experiences difficulties, until the Year 2000 problems are fixed.

The costs associated with the Year 2000 project and the date the Company plans to complete Year 2000 compliance are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved at the cost disclosed or within the time frame indicated. The Company will make every effort to do whatever is necessary to correct all relevant problems in an attempt to eliminate any possibility of business disruptions.

On June 4, 1998, the Company and Community Bank & Trust Co. ("CBT") entered into a Merger Agreement and Plan of Reorganization whereby the Company would acquire CBT. CBT is headquartered in Marion, North Carolina with assets of approximately $100 million with seven branches in Western North Carolina. According to the terms of the proposed merger, CBT would continue as a separately chartered commercial bank and would retain its name, Board of Directors and management. The proposed merger is expected to be finalized in the fourth quarter of 1998 and is subject to conditions, including final approval by certain regulatory authorities. On November 12, 1998, the proposed merger was approved by the North Carolina State Banking Commission. Final approval by the Federal Reserve is still pending.

The pending acquisition of CBT has been delayed due to certain charges brought against the Company and one of the Company's officers. The Company's third quarter earnings include $375,000 of pre-tax expenses for merger-related contingencies and possible settlement of litigation.

In connection with the possible litigation discussed above, the Company has formed a settlement trust. On November 10, 1998, the Company irrevocably transferred all of the shares of CBT which it owns to the trustee to be available for settlement of any claims of the former shareholders of such shares.

Net Interest Income/Margins

Net interest income of $18,989,217 during the first nine-months of 1998 resulted from a net interest margin of 4.96% on average earning assets of $513.7 million. This compares with a net interest margin of 4.94% on average earning assets of $426.7 million generating net interest income of $15,630,626 for the same period in 1997. The interest rate earned on taxable securities has been reduced as the Company continues to invest in relatively short term government securities. The Company has, however, been able to sustain the strong net interest margin as average interest bearing liabilities have decreased slightly as a percentage of total liabilities and capital. This is the result of both increased capital and increases in noninterest bearing deposits. Interest rates have remained relatively stable and thus the change in the net interest margin is more a function of competition and investment options than changes in interest rates. The increase in loan demand experienced by the Company positively affects the net interest margin, as noted by the large volume related increase, and is an indicator of the continued strong local economy. The increase in net interest income consists of an increase of $219,000 relative to rate and an increase of $3,075,000 relative to volume.

Management reviews asset/liability volumes and rates on a weekly basis. As Carolina First's loans have continued to grow, the funds have been obtained primarily through customer deposits and the maturing of investment securities. Deposit and loan rates are adjusted as market conditions and Company needs allow.

Analysis of average balances and interest rates for the nine-months ended September 30, 1998 and 1997, is presented on pages 13 and 14 of this report. Such analysis is presented on a fully-taxable equivalent basis at the federal statutory rate of 34 %.

Loan Loss Allowance/Provision

The allowance for loan losses represents management's determination as to an adequate amount in relation to the risk of likely losses in the loan portfolio. In evaluating the allowance and its adequacy, management considers the bank's loan loss experience, the amount of past due and non-performing loans, current and anticipated economic conditions and other appropriate information. Because these risks are continually changing in response to facts beyond the control of the Company, such as the state of the economy, management's judgment as to the adequacy of the provision is approximate and imprecise. It is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as methodology used to calculate the allowance for loan losses and the size of the loan loss allowance in comparison to a group of peer banks identified by the regulatory agencies.

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

On a monthly basis, the Company reviews the adequacy of its allowance for loan losses. The loan review staff prepares a listing of loans believed to be deserving of a closer review by management. These loans are rated as to the presumed collectibility, and a statistical loss factor is assigned to each category of loans that directly relates to the associated risk. In addition to these specific allowances, an additional component of the allowance is computed by applying a factor based on historical loss experience to all loans by type that are not listed on the above referenced schedule. Finally, an additional factor is assigned to the entire portfolio to cover likely losses from any borrower that has occurred but may not be identified yet. This final component reflects the economic conditions of the market areas served. These factors are multiplied by the balances in each category and totaled to determine the required allowance for loan losses. The actual allowance for loan losses (after charge-offs) is compared with the required level to determine if an additional provision should be made in the current period. The allowance for loan losses was $5,602,778 or 1.46% of outstanding loans, at September 30, 1998 and $5,039,035 or 1.45% of outstanding loans, at December 31, 1997.

The provision for loan losses charged to operations during the first nine months was $880,000 in 1998 and $740,333 in 1997. Charge-offs, net of recoveries, were $316,257 or .12% (annualized) of average loans outstanding, during the nine months ended September 30, 1998, as compared to $356,602 or .15% (annualized) of average loans outstanding, during the same period in 1997. The ratio of non-accrual loans to total loans was .20% at September 30, 1998, .21% at December 31, 1997, and .25% at September 30, 1997. The ratio of non-performing assets to total assets was .26% at September 30, 1998, .25% at December 31, 1997, and .31% at September 30, 1997. Management believes that reserves and asset values are adequate to facilitate the timely disposition of these assets.

The following table depicts the change in the allowance for loan losses for the periods ended September 30, 1998 and 1997.

                                 1998             1997
                                 ----             ----
Balance at beginning of year    5,039,035     4,488,958
Charge-offs ................     (420,429)     (436,551)
Recoveries .................      104,172        79,949
Provision for loan losses ..      880,000       740,333
                                ----------    ----------
Balance at September 30, ...    5,602,778     4,872,689
                                ==========    ==========



Net Non-Interest Income

Non-interest income increased $358,664 or 26.67% for the three-month period ended September 30, 1998, and $998,774 or 25.03% for the nine-month period ended September 30, 1998, as compared to the same period a year earlier. Non-interest income from core operations continues to increase as the Company expands fee income areas such as trust services and credit cards. Also, the additional deposits recently acquired have boosted deposit related income.

Non-interest expense increased $ 840,469 or 19.44% for the three-month period ended September 30, 1998, and $2,639,025 or 21.90%, for the nine-month period ended September 30, 1998, as compared to the same period a year earlier. Non-interest expense increased in relation to the additional branch acquisitions, branch openings and the pending acquisition of Community Bank and Trust Co. Specifically, occupancy and supplies were directly effected as well as other expenses which includes the amortization of the premium paid to acquire the deposits and $375,000 for merger related contingencies and possible settlement of litigation. Additionally, the expenses relative to our technology expenditures are apparent in the increase in equipment expense.

Financial Condition

The Company's total assets at September 30, 1998 and 1997, were $582,945,035 and $496,587,900 respectively, and $523,217,327 at December 31, 1997. Average earning assets for the first nine months of 1998 were $513,770,000 versus $426,733,000 for the same period a year earlier, an increase of 20.40%. This growth is the result of the strong local economy and the Company's continued expansion of its customer base. During the past year, the Company has opened three supermarket branches and two stand alone branches. The Company will continue to look for ways to acquire business and grow in market share in the existing markets.

Average loans of $356,917,000 represented 69.47% of average earning assets during the first nine months of 1998. During the same period in 1997, average loans totaled $315,972,000, or 74.04% of average earning assets. Gross loans increased to $384,559,115 at September 30, 1998, a 15.47% increase over loans a year ago at September 30, 1997 and a 10.53% increase over December 31, 1997. It is anticipated that general loan growth will continue to mirror the economy generally, however, competition for quality loans may adversely effect the net interest margins.

Securities averaged $147,457,000 during the nine months ended September 30, 1998 versus $101,914,000 for the same period a year ago. The securities portfolio represented 28.70% of earning assets at September 30, 1998 and 23.88% at
September 30, 1997. This increase in the portfolio directly relates to the acquisition of the branch deposits during 1997. As quality loan demand absorbs these deposits the historical percentages should return. At September 30, 1998, the securities portfolio had an unrealized gain of approximately $1,732,208 for securities available for sale. A gain of $54,050 was realized during the first 9 months of 1998. Securities held to maturity with a carrying value of approximately $16.8 million were scheduled to mature within the next five years. Of this amount, $7.8 million were scheduled to mature within one year. Securities available for sale with a carrying value of $113.4 million were scheduled to mature within the next five years. Of this amount, $48.1 million were scheduled to mature within one year. The Company currently has the ability and intent to hold its investment securities to maturity. Certain debt securities are designated by management as held for sale and are carried at the lower of cost or market because management may sell them before they mature. The Company's securities portfolio has shifted toward the available for sale category due to the added flexibility allowed over the securities held to maturity.

Average interest bearing liabilities rose 15.82%, to $439,275,000 in the first nine months of 1998, from an average of $379,273,000 in the first nine months of 1997. Total deposits increased 15.09% from September 30, 1997 to September 30, 1998, and 11.56% from December 31, 1997 to September 30, 1998. The second quarter acquisitions of 1997 resulted in large growth rates. As the Company capitalizes on these acquisitions and gains market share, deposits will continue to increase.

The Company continues to maintain capital ratios in excess of regulatory minimum requirements. The current capital standards call for a minimum total capital of 8% of risk-adjusted assets, including 4% Tier I capital, and a minimum leverage ratio of Tier I capital to total tangible assets of at least 4-5%. At September 30, 1998, the Company's ratio of total capital to risk-adjusted assets was 13.60% which includes 12.35% Tier I capital and the Company's ratio of total Tier I capital to total assets, adjusted for the loans loss allowance and intangibles, was 8.68%.

Liquidity

The liquidity position of the Company's subsidiaries, Lincoln Bank ("Lincoln") and Cabarrus Bank of North Carolina ("Cabarrus"), is primarily dependent upon their need to respond to withdrawals from deposit accounts and upon the liquidity of their assets. Primary liquidity sources include cash and due from banks, federal funds sold, short-term investment securities and loan repayments. At September 30, 1998, the Company had a liquidity ratio of 37.20%. Management believes the liquidity sources are adequate to meet operating needs. Except as discussed above, there are no known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.

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


                                              Well       Adequately     Carolina    Lincoln     Cabarrus
                                          Capitalized   Capitalized       First       Bank        Bank

Tier I capital to risk adjusted assets       6.00%          4.00%         12.35%      11.24%      10.01%
Total capital to risk adjusted assets       10.00%          8.00%         13.60%      12.50%      11.26%
Leverage ratio .......................       5.00%          4.00%          8.68%       7.78%       6.99%

CAROLINA FIRST BANCSHARES, INC.
----------------------------------------------------
AVERAGE BALANCE SHEET AS  OF SEPTEMBER 30,
----------------------------------------------------
(In Thousands)

                                                          1998                                        1997
                                     -------------------------------------------   ----------------------------------------

                                                        Interest                                    Interest
                                        Average         Income/       Average        Average        Income/        Average
                                        Balance         Expense         Rate         Balance        Expense         Rate
                                     ---------------   -----------   -----------   ------------    -----------    ----------

Assets

Interest bearing deposits in other banks       $699           $36         6.87%            553            $25         6.03%
Taxable securities                          142,293         6,296         5.90%         94,816          4,297         6.04%
Non-taxable securities                        5,164           363         9.37%          7,098            550        10.33%
Federal funds sold and securities
   purchased with agreements to
   resell                                     8,697           349         5.35%          8,294            337         5.42%
Loans                                       356,917        26,034         9.73%        315,972         23,028         9.72%
                                     ---------------   -----------   -----------   ------------    -----------    ----------

   Interest earning assets                  513,770        33,078         8.58%        426,733         28,237         8.82%
                                     ---------------   -----------   -----------   ------------    -----------    ----------

Cash and due from banks                      17,483                                    $16,547
Other assets                                 21,115                                     19,221
                                     ---------------                               ------------

Total assets                               $552,368                                   $462,501
                                     ===============                               ============


Liabilities and Shareholders' Equity

Interest bearing deposits
  Demand                                   $117,916        $2,039         2.31%       $101,367         $1,845         2.43%
  Savings                                    49,782           860         2.30%         43,422            831         2.55%
  Time                                      263,422        10,773         5.45%        229,319          9,551         5.55%
Other borrowings                              8,155           294         4.81%          5,165            192         4.96%
                                     ---------------   -----------   -----------   ------------    -----------    ----------

   Interest bearing liabilities             439,275        13,966         4.24%        379,273         12,419         4.37%
                                     ---------------   -----------   -----------   ------------    -----------    ----------

Other liabilities                            66,367                                     45,338
Shareholders' equity                         46,726                                     37,890
                                     ---------------                               ------------


Total liabilities and shareholders'
   equity                                  $552,368                                   $462,501
                                     ===============                               ============

Interest rate spread                                                      4.34%                                       4.45%
                                                                     ===========                                  ==========



Net interest earned and net
   yield on earning assets                                $19,112         4.96%                       $15,818         4.94%
                                                       ===========   ===========                   ===========    ==========

CAROLINA FIRST BANCSHARES, INC.
------------------------------------------
RATE / VOLUME ANALYSIS
----------------------------------------
FOR THE PERIOD ENDED SEPTEMBER 30, 1998 AND 1997
----------------------------------------------------
(In Thousands)

                                                                    Increase/(Decrease)
                                                                          due to
                                               1997              Volume              Rate              1998
                                              Inc/exp                                                 Inc/exp
                                          ------------------------------------------------------------------------
Interest Income:
     Loans                                         23,028              2,987                 19            26,034
     Securities - tax - exempt                        550               (136)               (51)              363
     Securities - taxable                           4,297              2,101               (102)            6,296
     Federal funds sold & interest bearing
        balances in other banks                       362                 22                  1               385
                                          ----------------   ----------------   ----------------  ----------------

        Total Interest Income                      28,237              4,974               (133)           33,078


Interest Expense:
     Interest Bearing Demand                        1,845                286                (92)            2,039
     Savings                                          831                110                (81)              860
     Time                                           9,551              1,395               (173)           10,773
     Other Borrowings                                 192                108                 (6)              294
                                          ----------------   ----------------   ----------------  ----------------

        Total Interest Expense                     12,419              1,899               (352)           13,966
                                          ----------------   ----------------   ----------------  ----------------

        Net Interest Income                        15,818              3,075                219            19,112
                                          ================   ================   ================  ================

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

Interest Rate Risk. Interest rate risk is the risk to earnings or capital from the potential of movement in interest rates. It is the sensitivity of the bank's future earnings to interest rate changes. Interest rate risk is generally measured on the basis of duration analysis or gap analysis. Duration analysis measures the degree of risk in a particular instrument or portfolio and gap analysis defines the timing when loss may occur. The Company is willing to accept a modified duration of 5% and a one year cumulative gap or +/- 5% and a one to five cumulative gap of +/- 8%. As of September 30, 1998, the Company had a modified duration of less than 1.51%. At September 30, 1998 the Company had a one year cumulative gap of 4.39% and a one to five year cumulative gap of 2.84%. The major components of interest rate risk are described as repricing risk, basis risk, yield curve risk, and options risk.

Price Risk. Price risk is the risk to earnings or capital from changes in the value of portfolios of financial instruments. Frequently this is referred to as market risk. Price risk is generally reflected as the risk of a decline in market value of its securities portfolio and the Company is willing to accept a 7.5% change in value after experiencing a 300 basis point rate shock, either positive or negative. At September 30, 1998, the price change was less than 4.06% with such a rate shock.

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

                                     Item 5.


SHAREHOLDER PROPOSALS FOR THE 1999 ANNUAL MEETING



The proxy statement solicited by the Company's Board of Directors with respect to the Company's 1999 Annual Meeting of Shareholders will confer discretionary authority to vote on any proposals of shareholders intended to be presented for consideration at such Annual Meeting that are submitted to the Company after January 15, 1999.

PART II - OTHER INFORMATION



Item
   1 - Legal Proceedings
         The pending acquisition of Community Bank & Trust Co., Marion, NC has been delayed due to certain charges brought against one of the Company's officials who is on voluntary suspension. The Company's third quarter earnings include $375,000 of pre-tax expenses for merger-related contingencies and possible settlement of litigation.

   2 - Changes in Securities                         None
   3 - Defaults upon Senior Securities               None
   4 - Submission of Matters to a Vote of
         Security Holders                            None
   5 - Other Information                             None
   6 - Exhibits and Reports on Form 8-K
         (a)  Exhibits: 27.1 - Financial Data Schedule (SEC Use Only)
         (b)  Reports on Form 8-K

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               CAROLINA FIRST BANCSHARES, INC.
                                  (Registrant)


Date:  November 14, 1998                    By:   /s/ James E. Burt, III
    --------------------------             ----------------------------------
                                            James E. Burt, III
                                            Acting Chairman and President



Date:  November 14, 1998                     By: /s/ Jan H. Hollar
     --------------------------              ---------------------------------
                                             Jan H. Hollar
                                             Principal Accounting Officer