Form 10-K
period 1998-12-31
CAROLINA FIRST BANCSHARES INC
filed 1999-03-30
CIK 846465

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------
                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended            December 31, 1998
                         ------------------------------------------------------
                                       or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                              ----------------------        ----------------
                         Commission file Number 0-17939

                         CAROLINA FIRST BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)
         North Carolina                                         56-1655882
-------------------------------                             --------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

236 East Main Street, Lincolnton, N.C.                                 28092
--------------------------------------------------------------------------------
(Address of principal executive office)                             (Zip Code)

Registrant's telephone number, including area code     (704) 732-2222
                                                    ----------------------------
Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered
------------------------------      --------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $2.50 per share
                     ---------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the $2.50 par value common stock held by non-affiliates of registrant as of January 31, 1999: $142,292,850 based on the last sale price on January 31, 1999, using the beneficial ownership rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by directors and certain executive officers, some of whom may not be held to be affiliates upon judicial determination.
     As of March 20, 1999, 5,438,567 shares of the registrant's $2.50 par value common stock were issued and outstanding.

                            SPECIAL CAUTIONARY NOTICE
                      REGARDING FORWARD LOOKING STATEMENTS

     Certain of the statements made herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report are forward-looking statements for purposes of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements include statements using the words such as "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," "intend" or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

     These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and other interest-sensitive assets and liabilities; interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; the possible effects of the Year 2000 problem on the Company, including such problems at the Company's vendors, counter-parties and customers; and the failure of assumptions underlying the establishment of reserves for possible loan losses. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

                                     PART I

ITEM 1.  BUSINESS

     Carolina First BancShares, Inc. (the "Company"), a North Carolina corporation, is registered as a bank holding company with the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). Carolina First was incorporated on November 8, 1988, for purposes of becoming a bank holding company, and acquired Lincoln Bank of North Carolina ("Lincoln Bank"), a North Carolina bank, on June 6, 1989. The Company owns all the outstanding common stock of Cabarrus Bank of North Carolina ("Cabarrus Bank") and Community Bank & Trust Co. ("Community Bank"), both of which are North Carolina banks. Community Bank was acquired on December 23, 1998. Lincoln Bank, Cabarrus Bank and Community Bank, (collectively the "Banks") operate 31 branch offices, and through them the Company provides a broad range of banking and financial services principally in the greater Charlotte, North Carolina area, including Lincoln County, southeastern Catawba County, Iredell County, Cabarrus County and north and west Mecklenburg County. Community Bank operates in Avery, Buncombe, Jackson, McDowell, Rutherford and Transylvania Counties, North Carolina in the western part of the state. The Banks are members of the Federal Deposit Insurance Corporation ("FDIC"), and Lincoln Bank's and Community Bank's deposits are insured by the Bank Insurance Fund ("BIF") and Cabarrus Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF").

     Lincoln Bank and Cabarrus Bank jointly own a mortgage company, Carolina First Mortgage Corp., which originates mortgage loans for resale in the secondary market, and a financial services company, Carolina First Financial Services Corporation, ("Financial Services"), which offers, as an agent for its customers, mutual funds and annuity products. During the third quarter of 1997, the Company became the majority owner of Lincoln Center at Mallard Creek, LLC. Lincoln Center is a three-story office building occupied in part by Lincoln Bank. This branch opened in the third quarter of 1998.

     The Company owns approximately 17% of the total common stock of First Gaston Bank of North Carolina, Gastonia, North Carolina ("First Gaston"). Gastonia, which is located just west of Charlotte and south of Lincolnton, is contiguous to the markets served by Lincoln Bank. First Gaston opened in July 1995 and operates three branches in markets not currently served by the Company. The Company provides certain operational functions for First Gaston. The Federal Reserve, in approving this investment under the BHC Act, required the Company to enter into a commitment to serve as a "source of strength" for First Gaston. The Company's investment in First Gaston is accounted for under the equity method of accounting and thus the Company's portion of income or losses is reflected in current period earnings. See "Supervision and Regulation." The Company engages in no significant operations other than the ownership of its subsidiaries. The Company maintains its principal executive offices at 236 East Main Street, Lincolnton, North Carolina 28092, and its telephone number is (704) 732-2222.

     The Banks provide a wide range of commercial banking products and services. Services include checking accounts, NOW accounts, savings and other time deposits of various types, including retirement accounts and certificates of deposit. Loan services include mortgage loan originations, loans for business, real estate, personal and household purposes, lines of credit and credit cards. Considering the volatility of quality loan demand, the Company maintains an investment portfolio. Other services include safe deposit boxes, wire transfer facilities, and electronic banking facilities. At year-end 1994, Lincoln Bank began exercising trust powers, and at December 31, 1998, Lincoln Bank had trust assets under management of $31.0 million.

COMPETITION

     Commercial banking is highly competitive. The Banks compete with other financial institutions located in metropolitan Charlotte and elsewhere in western North Carolina. Other competitors include banks, savings and loan associations, finance companies, credit unions, mortgage bankers, pension trusts, out-of-state banks and other institutions that provide loan and investment services and money market funds. Competition between commercial banks and thrift institutions has intensified significantly as a result of the elimination of many previous distinctions between the various types of financial institutions. The Banks also compete for interest-bearing funds with a number of other financial intermediaries and investment alternatives, including mutual funds, brokerage and insurance firms, investment advisors, governmental and corporate bonds, and short-term money market securities. The ability of the Banks to retain deposits depends on their ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

     The Banks compete for deposits, loans and other business with a number of major banks and bank holding companies which have numerous offices and affiliates operating over wide geographic areas. Other competitors such as thrifts, credit unions, mortgage companies, brokerage firms, finance companies, and specialty lenders and other local and non-local financial institutions also compete with the Banks, through a local presence or through offerings by mail, telephone or over the Internet. Among the advantages certain of these institutions may have compared to the Banks, are the ability to finance extensive advertising campaigns, and the ability to allocate and diversify their assets among loans and securities of the highest yield in locations with the greatest demand. Some of such competitors are subject to less regulation and more favorable tax treatment than the Company. Many of the major commercial banks, or their affiliates, in the Company's service area offer services such as international banking and investment services, which are not offered directly by the Banks. Such competitors, because of their greater capitalization, also have substantially higher lending limits than the Banks, and because of their size and geographic diversification are better able to absorb risk.

SUPERVISION AND REGULATION

     Bank holding companies and banks are extensively regulated under federal and state law. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the status or regulations applicable to the Company's and the Banks' business. Supervision, regulation, and examination of the Company and the Banks and their respective subsidiaries by the bank regulatory agencies are intended primarily for the protection of depositors rather than holders of Company capital stock. Any change in applicable law or regulation may have a material effect on the Company's business.

     BANK HOLDING COMPANY REGULATION The Company, as a bank holding company, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the BHC Act. The Company is required to file with the Federal Reserve periodic reports and such other information as the Federal Reserve may request. The Federal Reserve examines the Company, and may examine the Company's Subsidiaries. The Company is also registered as a bank holding company with the North Carolina Commissioner of Banks (the "Commissioner"), and files reports with the Commissioner.

     The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company, may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve has determined by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Certain acquisitions by bank holding companies are subject to approval by the Commissioner.

     The Company is a legal entity separate and distinct from the Banks and its other subsidiaries. Various legal limitations restrict the Banks from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company and the Banks are subject to Section 23A of the Federal Reserve Act.
Section 23A defines "covered transactions", which include extensions of credit, and limits a bank's covered transactions with any affiliate to 10% of such bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank's affiliates. Finally, Section 23A requires that all of a bank's extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities. The Company and the Banks also are subject to
Section 23B of the Federal Reserve Act, which generally limits covered and other transactions among affiliates to terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the bank or its subsidiary as prevailing at the time for transactions with unaffiliated companies.

     The BHC  Act,  as  amended  by the  interstate  banking  provisions  of the
Reigle-Neal Interstate Banking and Branch Efficiency Act of 1994 (the "Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company and any other bank holding company located in North Carolina may now acquire a bank located in any other state, and any bank holding company located outside North Carolina may lawfully acquire any bank based in another state, regardless of state law to the contrary, in either case subject to certain deposit-percentage, age of bank charter requirements, and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability to either "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether. North Carolina adopted legislation opting into interstate branching effective July 1, 1995, including de novo interstate branching prior to July 1, 1997 with states where reciprocal branching is permitted, and thereafter without limit.

     Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company's subsidiary depository institutions are responsible for any losses to the Federal Deposit Insurance Corporation ("FDIC") as a result of an affiliated depository institution's failure. As a result, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank's depositors and perhaps to other creditors of the bank. The Company owns approximately 17% of the total common stock of First Gaston Bank of North Carolina ("First Gaston").

     The Federal Reserve has amended its Regulation Y implementing certain provisions of The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA"). Among other things, these amendments to Federal Reserve Regulation Y reduced the notice and application requirements applicable to bank and nonbank acquisitions and de novo expansion by well-capitalized and well-managed bank holding companies; expanded the list of nonbanking activities permitted under Regulation Y; reduced certain limitations on previously permitted activities; and amended Federal Reserve anti-tying restrictions to allow banks greater flexibility to package products and services with their affiliates. The Federal Reserve has advised the Company informally that, as a result of actions by D. Mark Boyd, III, the Company's former Chairman and Chief Executive Officer, in connection with his purchases of Community Bank common stock, that the Company should not expect to receive expedited processing of any expansion applications submitted to the Federal Reserve.

     BANK AND BANK SUBSIDIARY REGULATION GENERALLY The Banks are subject to supervision, regulation, and examination by the FDIC and the Commissioner which monitor all areas of the operations of the Banks, including reserves, loans, mortgages, issuances of securities, payment of dividends, establishment of branches, capital adequacy, and compliance with laws. The Banks are members of the FDIC and their deposits are insured by the FDIC to the maximum extent provided by law. Lincoln Bank's and Community Bank's deposits are insured by the FDIC's Bank Insurance Fund ("BIF") and Cabarrus Bank's deposits are primarily insured by the Savings Association Insurance Fund ("SAIF"). See "FDIC Insurance Assessments".

     Under present North Carolina law, the Banks may establish and operate branches throughout the State of North Carolina, subject to the maintenance of adequate capital for each branch and the receipt of the necessary approvals of the FDIC and the Commissioner.

     In December, 1996, the FDIC adopted the Federal Financial Institutions Examination Council's ("FFIEC") updated statement of policy entitled "Uniform Financial Institutions Rating System" ("UFIRS"), effective January 1, 1997. UFIRS is an internal rating system used by the federal and state regulators for assessing the soundness of financial institutions on a uniform basis and for identifying those institutions requiring special supervisory attention. Under the previous UFIRS, each financial institution was assigned a confidential composite rating based on an evaluation and rating of five essential components of an institution's financial condition and operations including capital adequacy, asset quality, management, earnings, and liquidity. The major changes include an increased emphasis on the quality of risk management practices and the addition of a sixth component for sensitivity to market risk. For most institutions, the FFIEC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to: (i) management's ability to identify, measure, monitor, and control market risk; (ii) the institution's size; (iii) the nature and complexity of its activities and its risk profile; and (iv) the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution's earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices, or equity prices; management's ability to identify, measure, monitor and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from nontrading positions.

     COMMUNITY REINVESTMENT ACT The Company and the Banks are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the "CRA") and the federal banking agencies' regulations thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with their safe and sound operation to help meet the credit needs for their entire communities, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record of assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. A less than satisfactory CRA rating will slow, if not preclude the expansion of banking activities.

     The Banks also are subject to, among other things, the provisions of the Equal Credit Opportunity Act (the "ECOA") and the Fair Housing Act (the "FHA"), both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. Based on recently heightened concerns that some prospective home buyers and other borrowers may be experiencing discriminatory treatment in their efforts to obtain loans, the Department of Housing and Urban Development, the Department of Justice (the "DOJ"), and the federal banking agencies in April 1994 issued an Interagency Policy Statement on Discrimination in Lending in order to provide guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DOJ also has increased its efforts to prosecute what it regards as violations of the ECOA and FHA.

     PAYMENT OF DIVIDENDS The Company is a legal entity separate and distinct from its banking and other subsidiaries. The prior approval of the FDIC is required if the total of all dividends declared by a state non-member bank (such as the Banks) in any calendar year will exceed the sum of such bank's net profits for the year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. North Carolina law also prohibits any state non-member bank from paying dividends if its surplus is less than 50% of its paid-in capital stock.

     The Company and the Banks are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a state non-member bank or a bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The FDIC has indicated that paying dividends that deplete a state non-member bank's capital base to an inadequate level would be an unsound and unsafe banking practice. The FDIC and the Federal Reserve have each indicated that financial depository institutions and their holding companies, respectively, should generally pay dividends only out of current operating earnings.

     CAPITAL The Federal Reserve and the FDIC have risk-based capital guidelines for bank holding companies and state non-member banks, respectively. These guidelines require a minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must consist of common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles ("Tier 1 capital"). The remainder may consist of non-qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock and up to 45% of pretax unrealized holding gains on available-for-sale equity securities with readily determinable market values that are prudently valued, and a limited amount of any loan loss allowance and up to 45% of pretax ("Tier 2 capital" and, together with Tier 1 capital, "Total Capital").

     In addition, the Federal Reserve and the FDIC have established minimum leverage ratio guidelines for bank holding companies and state non-member banks, which provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to 3%, plus an additional cushion of 1.0% - 2.0%, if the institution has less than the highest regulatory rating. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Higher capital may be required in individual cases, and depending upon a bank holding company's risk profile. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks including the volume and severity of their problem loans. Lastly, the Federal Reserve's guidelines indicate that the Federal Reserve will continue to consider a "tangible Tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. None of the Federal Reserve, the FDIC or the Commissioner have advised the Company or the Banks of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to them.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, requires the federal banking agencies to take "prompt corrective action" regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: (i) "well capitalized"; (ii) "adequately capitalized"; (iii) "undercapitalized"; (iv) "significantly undercapitalized"; and (v) "critically undercapitalized". A depository institution's capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

     All of the federal banking agencies have adopted regulations establishing relevant capital measures and relevant capital levels. The relevant capital measures are the Total Capital ratio, Tier 1 capital ratio, and the leverage ratio. Under the regulations, a state non-member bank will be: (i) well capitalized if it has a Total Capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure; (ii) adequately capitalized if it has a Total Capital ratio of 8% or greater, a Tier 1 capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% in certain circumstances); (iii) undercapitalized if it has a Total Capital ratio of less than 8%, a Tier 1 capital ratio of less than 4% (3% in certain circumstances); or (iv) critically undercapitalized if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

     As of December 31, 1998, the consolidated capital ratios of the Company and the Banks were as follows:

                                Regulatory                      Lincoln        Cabarrus       Community
                                 Minimum          Company         Bank           Bank            Bank
                                 --------        ---------      --------       --------       -----------
Tier 1 capital ratio               4.0%            11.6%         10.6%           9.5%             11.8%
Total capital ratio                8.0%            12.8%         11.8%          10.7%             13.0%
Leverage ratio                   3.0-5.0%           8.3%          7.6%           7.0%              6.5%

     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan for approval. For a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of 5% of the depository institution's total assets at the time it became undercapitalized and the amount necessary to bring the institution into compliance with applicable capital standards. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. If the controlling holding company fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim would be entitled to a priority in such bankruptcy proceeding over third-party creditors of the bank holding company. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator. Because the Company and the Banks exceed applicable capital requirements, the respective management of the Company and the Banks do not believe that the provisions of FDICIA have had any material impact on the Company and the Banks or their respective operations.

     FDICIA FDICIA directs that each federal banking regulatory agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth compensation, a maximum ratio of classified assets-to-capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value-to-book value for publicly traded shares, and such other standards as the federal regulatory agencies deem appropriate.

     FDICIA also contains a variety of other provisions that may affect the operations of the Company and the Banks, including new reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. Under regulations relating to brokered deposits, the Banks are well capitalized and not restricted.

     ENFORCEMENT POLICIES AND ACTIONS The Federal Reserve, the FDIC and the Commissioner monitor compliance with laws and regulations. Violations of laws and regulations, or other unsafe and unsound practices, may result in these agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and others participating in the affairs of a bank or bank holding company.

     DEPOSITOR PREFERENCE The Omnibus Budget Reconciliation Act of 1993 provides that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution in the "liquidation or other resolution" of such an institution by any receiver.

     FISCAL AND MONETARY POLICY Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of the Company and the Banks are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on the Company and its subsidiaries cannot be predicted.

     FDIC INSURANCE ASSESSMENTS The Banks are subject to FDIC deposit insurance assessments. Lincoln Bank's and Community Bank's deposits are primarily insured by BIF. Having converted from a thrift charter, Cabarrus Bank's deposits are insured by SAIF The FDIC assesses deposits under a risk-based premium schedule. Each financial institution is assigned to one of three capital groups: (i) "well capitalized"; (ii) "adequately capitalized"; or (iii) "undercapitalized", and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state regulators and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution, therefore, depends in part upon the risk assessment classification so assigned to the institution by the FDIC. In the third quarter of 1996, a special one-time SAIF assessment of $0.657 per $100 of deposits was levied, resulting in a $500,000 charge to the Banks. During the years ended December 31, 1998, and 1997, the Banks paid no insurance deposit premiums, but paid $133,570 and $124,845 of FICO assessments in 1998 and 1997, respectively.

         The FDIC's Board of Directors has continued the 1998 BIF and SAIF assessment schedule of zero to 27 basis points per annum for the first semiannual period of 1999. EGRPRA recapitalized the FDIC's SAIF fund to bring it into parity with BIF. As part of this recapitalization, The Deposit Insurance Funds Act of 1996 (the "Funds Act") authorized FICO to levy assessments through the earlier of December 31, 1999 or the merger of BIF and SAIF, on BIF-assessable deposits at a rate equal to one-fifth of the FICO assessment rate applied to SAIF deposits. The FICO assessments are set quarterly and ranged from
1.256 and 6.28 basis points for BIF and SAIF, respectively, in the first quarter of 1998, to 1.164 and 5.82 basis points in the last quarter of 1998. These assessment rates are 1.22 basis points for BIF, and 6.10 basis points for SAIF, for the first quarter of 1999.

     LEGISLATIVE AND REGULATORY CHANGES Various changes have been proposed with respect to restructuring and changing the regulation of the financial services industry. FIRREA required a study of the deposit insurance system. On February 5, 1991, the Department of the Treasury released "Modernizing the Financial System; Recommendations for Safer, More Competitive Banks". Among other matters, this study analyzed and made recommendations regarding reduced bank competitiveness and financial strength, overextension of deposit insurance, the fragmented regulatory system and the undercapitalized deposit insurance fund. It proposed restoring competitiveness by allowing banking organizations to participate in a full range of financial services outside of insured commercial banks. Deposit insurance coverage would be narrowed to promote market discipline.

     The Interstate Banking Act also directed the Secretary of the Treasury to take a broad look at the strengths and weaknesses of the United States' financial services system. In June 1997, the Treasury Department proposed legislation to eliminate what it deemed outmoded barriers to competition among financial services providers. On November 17, 1997, the United States Department of the Treasury released its study "American Finance for the 21st Century" which considered changes in the financial services industry during the next 10 years and beyond and reviewed the adequacy of existing statutes and legislation.

     Other legislative and regulatory proposals regarding changes in banking and the regulation of banks, thrifts and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the federal government, Congress and various state governments, including North Carolina. Among other items under consideration are the possible combination of the BIF and SAIF, changes in or repeal of the Glass-Steagall Act which separates commercial banking from investment banking, and changes in the BHC Act to broaden the powers of "financial services" companies to own and control depository institutions and engage in activities not closely related to banking. The FDIC is considering possibly adding risk measures in determining deposit insurance assessments. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company and the Banks.

PERSONNEL

     As of December 31, 1998, the Company and its subsidiaries employed 334 full-time equivalent employees.

ITEM 2.  PROPERTIES

     The Company's principal executive office is located at 236 East Main Street, Lincolnton, North Carolina. The Company leases four branch offices of Cabarrus Bank, five branch offices of Lincoln Bank and two branch offices of Community Bank; however, the Company owns all other branch locations and the Company's operation center located at 207 South Poplar Street in Lincolnton, North Carolina. Lincoln Bank currently leases the principal executive office building in Lincolnton, North Carolina from D. Mark Boyd, III, the Company's former Chairman and Chief Executive Officer, and his wife, Diane Boyd. The buildings of Lincoln Bank were purchased beginning in 1983 and have been renovated as necessary to accommodate the Company's needs. The buildings of Cabarrus Bank were acquired as a result of the acquisition of Cabarrus Savings Bank in 1992 and Community Bank's buildings were purchased in 1998 as a result of the acquisition of Community Bank. For Cabarrus Bank, the Kannapolis branch building is leased from Atlantic American Properties, Inc. in Kannapolis, and the Super-K Kmart branch is leased from International Banking Technologies, Inc. For Lincoln Bank, the SouthPark branch building is leased from Colony Associates Limited Partnership, and the Troutman branch is leased from Vernon and Jackie Overcash. For Community Bank, the Black Mountain branch building and the Brevard branch building is leased from NationsBank. At December 31, 1998, the Company had book values of $2,896,148 for land, $6,776,775 for buildings and improvements and $3,989,815 for furniture, fixtures and equipment.

ITEM 3.  LEGAL PROCEEDINGS

     The Company learned on September 23, 1998 that D. Mark Boyd, III, the Company's former Chairman and Chief Executive Officer and the largest shareholder of the Company, was the subject of various "true bills" (indictments) rendered by grand juries in Haywood, Jackson and Swain Counties, North Carolina in late September 1998. These indictments alleged violations of the antifraud provisions of the North Carolina Securities Act, which provide that such violations are felonies, punishable upon conviction by possible jail sentences and/or monetary fines. Such indictments followed an investigation by the North Carolina Securities Division into Mr. Boyd's purchases of Community Bank common stock prior to the public announcement of a nonbinding letter of intent regarding the Company's possible acquisition of Community Bank. Mr. Boyd caused certain of the Community Bank shares he purchased to be transferred to the Company (the "Transferred Shares").

     One lawsuit was filed against Mr. Boyd and the Company in connection with purchases of Community Bank shares by Mr. Boyd. The Company also placed all the Transferred Shares in a Settlement Trust with an independent trustee. The Settlement Trust permitted the nine former Community Bank shareholders that sold Community Bank shares to Mr. Boyd and which became Transferred Shares, to elect to rescind their sales, or receive the difference between and the value of Carolina First common stock issuable in respect of such shares in the merger with Carolina First, and the cash price received from Mr. Boyd, based upon the price of such Carolina First common stock as of December 23, 1998, when the Company closed the merger with Community Bank. The one shareholder suit has been settled, and all but one of the former Community Bank shareholders whose shares comprised the Transferred Shares has elected to participate in one of the options under the Settlement Trust. The Company understands that Mr. Boyd also established a settlement trust to resolve related claims with respect to other shares of Community Bank common stock that he purchased and retained in his name.

     The Company incurred costs of approximately $215,000 through year-end 1998 in connection with issues related to Mr. Boyd's purchases of Community Bank shares. The Company also delivered $6,000 in cash and approximately 13,626 shares of Company Common Stock into the Settlement Trust to address claims related to the Transferred Shares. It is estimated that the aggregate net cost to the Company pursuant to the terms of the Settlement Trust to place the holders of Transferred Shares in the same position as if they had not sold such shares will be approximately $243,000, based upon the value of Company Common Stock on December 23, 1998, when the Community Bank merger was completed. Since year-end 1998, the Company has incurred additional costs related to this issue, and the total costs to the Company of resolving these issues cannot be determined at this time. The Company does not believe it has any further material liability to former holders of Community Bank shares that became Transferred Shares.

     Mr. Boyd's criminal trial(s) have not yet been held, but the Company believes they are currently scheduled for Spring 1999. The outcome of such trials, or the possibility of a pretrial diversion or settlement, cannot be predicted.

     The matters related to Mr. Boyd's purchases of Community Bank common stock were investigated by the North Carolina Banking Commissioner, the Federal Reserve staff and the FDIC, in connection with their consideration and approval of the Company's applications to acquire Community Bank. Mr. Boyd has entered into written agreements with the FDIC, suspending his services as an officer and director of Carolina First and its subsidiaries, as well as First Gaston, and that prohibit his participation in the affairs of the Company and its subsidiaries, and agreed to have the Board of Directors of Carolina First vote all shares of Carolina First common stock beneficially owned by him pro-rata to the votes of all shareholders, generally. In addition, Mr. Boyd resigned as a director of Carolina First and its subsidiaries, as well as First Gaston, on November 27, 1998. Mr. Boyd cannot be an officer, director or employee of the Company or any of its subsidiaries at any time without the prior approval of the Federal Reserve. Similar restrictions have been imposed by the FDIC and preclude Mr. Boyd's participation in the affairs of the Banks and First Gaston, for the period specified in Section 8(g) of the Federal Deposit Insurance Act.

     The Federal Reserve has advised the Company that as a result of Mr. Boyd's transactions, it should not expect to receive expedited processing of any expansion applications submitted under the BHC Act. The Company's compliance with the conditions and commitments related to Mr. Boyd that were given in connection with the acquisition of Community Bank will be reviewed as part of the Federal Reserve's examinations of the Company. The Company and its subsidiaries also may be subject to closer regulatory scrutiny as a result of Mr. Boyd's transactions in Community Bank shares. See "Supervision and Regulation."

     In January 1999, the Company was advised by the United States Securities and Exchange Commission ("SEC") that it had begun an informal inquiry that the Company believes relates to Mr. Boyd's purchases of Community Bank shares. The Company has been cooperating with the SEC, and five officers of the Company and its subsidiaries have either provided voluntary testimony to, or have been interviewed by, the SEC. The Company has insufficient information to evaluate the scope of the SEC's informal inquiry, and the timing and outcome of this inquiry cannot be predicted.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     No matter was submitted to a vote of the shareholders of the Company, through the solicitation of proxies, or otherwise, during the fourth quarter of the fiscal year ended December 31, 1998.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SHAREHOLDER MATTERS

     The Company's common stock is traded in the over-the-counter market and is quoted in the "pink sheets" (the "Pink Sheets") under the symbol "CAFP". The following table set forth the high and low bid quotations for shares of the Company's common stock as reported in The Charlotte Observer and the cash dividends declared per share for the periods indicated. Such quotations reflect inter-dealer prices without markup, markdown or commission and may not necessarily represent actual transactions. The prices and dividends have been adjusted to reflect the 5-for-4 stock split paid on August 23, 1996, and the 2-for-1 stock split paid on August 22, 1997.

     The Company's application to have its common stock approved for quotation on the Nasdaq National Market is pending. However, there can be no assurance such application will be approved or that any active trading market will develop for the Company's common stock or, if developed, will be maintained.

                                                                                         Cash Dividends
Quarter Ended                               High                     Low                     per Share
-------------------------------     ---------------------    ---------------------     ----------------------
March 31, 1998                             $31.00                   $28.00                     $.08
June 30, 1998                              $34.00                   $31.00                     $.08
September 30, 1998                         $34.00                   $34.00                     $.09
December 31, 1998                          $34.00                   $25.00                     $.09

March 31, 1997                             $17.00                   $16.00                     $.06
June 30, 1997                              $19.25                   $17.00                     $.06
September 30, 1997                         $22.00                   $19.25                     $.08
December 31, 1997                          $28.00                   $22.00                     $.08

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the accompanying notes presented elsewhere herein. Prior year information has been restated to reflect the 1998 merger with Community Bank. Cash dividends have not been restated for the merger.

                                                       1998          1997          1996          1995          1994
                                                       ----          ----          ----          ----          ----
Earnings
         Interest income                             $52,051,833   $45,236,993   $39,128,283   $32,820,087   $26,982,197
         Interest expense                             22,070,734    19,572,746    17,009,779    14,522,348    10,992,568
         Net interest income                          29,981,099    25,664,247    22,118,504    18,297,739    15,989,629
         Provision for loan losses                     1,365,000       997,333     1,178,925       710,200       667,303
         Operating earnings*                           8,494,510     6,720,785     5,220,774     4,393,563     3,913,148
         Net income                                    6,708,929     6,720,785     5,220,774     4,393,563     3,913,148
Per Share
         Operating earnings per share - basic*             $1.58         $1.32         $1.03         $0.92         $0.85
         Operating earnings per share - diluted*            1.54          1.30          1.03          0.92          0.85
         Net income per share - basic                       1.25          1.32          1.03          0.92          0.85
         Net income per share - diluted                     1.22          1.30          1.03          0.92          0.85
         Cash dividends per share                           0.34          0.28          0.21          0.18          0.17
         Shareholders' equity (book value)                 11.48         10.55          8.76          7.94          6.54
Balance Sheet Data at Year End
         Total assets                               $731,626,244  $618,076,746  $520,227,733  $459,157,713  $368,486,681
         Loans                                       476,109,833   404,025,180   361,888,469   299,223,658   244,892,345
         Allowance for possible loan losses            6,723,516     5,837,328     5,313,424     4,406,705     3,662,523
         Securities                                  187,690,188   159,387,578   110,250,169   113,264,241    91,366,338
         Deposits                                    652,602,570   545,050,400   463,971,919   413,611,684   333,500,123
         Shareholders' equity                         61,977,731    56,210,800    44,464,067    40,237,599    32,281,001
Ratios
         Return on average assets:
               Operating earnings*                         1.27%         1.18%         1.07%         1.08%         1.09%
               Net income                                  1.00%         1.18%         1.07%         1.08%         1.09%
         Return on average equity :
               Operating earnings*                        14.63%        13.98%        12.56%        12.37%        12.52%
               Net income                                 11.55%        13.98%        12.56%        12.37%        12.52%
         Average equity to average assets                  8.67%         8.47%         8.49%         8.72%         8.70%
         Allowance for possible loan losses to
         loans, net of unearned income                     1.41%         1.44%         1.47%         1.47%         1.50%
         Dividend payout:
               Operating earnings*                        21.52%        21.21%        20.39%        19.57%        20.00%
               Net income                                 27.20%        21.21%        20.39%        19.57%        20.00%


         *Operating earnings in 1998 reflects earnings prior to merger-related and restructuring charges associated with the December 23, 1998 acquisition of Community Bank & Trust Co. of $2.1 million ($1.8 million after tax). All per share amounts, shown herein, for all years presented reflect the 5% stock dividends paid on November 29, 1994 and December 22, 1995, the 5-for-4 stock split effected on August 23, 1996 and the 2-for-1 stock split effected on August 22, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and related notes and other information appearing elsewhere in this Annual Report and the more detailed information provided in the Company's Annual Report on Form 10-K and are discussed as a single business segment. The Company consummated one merger in 1998, which has been accounted for as a pooling-of-interest. In accordance with the accounting for pooling-of-interest, the financial statements of the Company have been restated to reflect the respective merger as if it had been effective as of the earliest period presented.

GENERAL

     The Company owns all of the outstanding stock of three commercial banks, Lincoln Bank of North Carolina ("Lincoln Bank"), Cabarrus Bank of North Carolina ("Cabarrus Bank") and Community Bank & Trust Co. ("Community Bank") (collectively, the "Banks"). The Banks are North Carolina-chartered commercial banks that are members of the FDIC. Cabarrus Bank is also a member of the Federal Home Loan Bank of Atlanta ("FHLB"). The primary business of the Banks includes retail and commercial banking and mortgage lending. Jointly, Lincoln Bank and Cabarrus Bank own a mortgage company, Carolina First Mortgage Corp. ("Mortgage"), which originates mortgage loans for resale in the secondary market, and a financial services company, Carolina First Financial Services Corporation, ("Financial Services"), which offers, as agent for its customers, mutual funds and annuity products. Financial Services began business in October 1994.

     Lincoln Bank, which commenced operations in 1983, currently operates in 18 offices located in 12 communities in areas primarily to the north and west of Charlotte, North Carolina with three offices in southeast Charlotte. Lincoln Bank had assets of $453 million at December 31, 1998, after opening a branch in Weddington and another in Matthews. The Mallard Creek branch in northwest Charlotte was opened during the third quarter of 1998. During the fourth quarter of 1998, the Plaza Drive branch in Mooresville was acquired with $9.0 million in deposits.

     Cabarrus Bank was organized in 1889 as Cabarrus Savings Bank. In January 1992, the Company acquired Cabarrus Savings, and in October 1992, Cabarrus Savings was converted from a state savings bank to a commercial bank. Cabarrus Bank operates six full service branches in Cabarrus County. Cabarrus Bank had assets of $162 million at December 31, 1998.

     Community Bank was organized in 1987 and acquired by the Company in December 1998. Community Bank operates seven branches in Marion, Rutherfordton, Forest City, Sylva, Banner Elk, Black Mountain and Brevard, North Carolina. Community Bank had assets of $110 million at December 31, 1998.

     The Company also owns approximately 17% of the total common stock of First Gaston Bank of North Carolina, Gastonia, North Carolina ("First Gaston"). First Gaston opened in July 1995 and operates three branches in markets contiguous to Lincoln Bank's markets. (Certain operational functions are provided for First Gaston by Carolina First.) The Federal Reserve, under the BHC Act, has required Carolina First to enter into a commitment to serve as a source of strength for First Gaston. The Company's investment in First Gaston is accounted for under the equity method of accounting and thus its portion of income or losses are reflected in current period earnings. During 1998, the Company recognized income, net of applicable income taxes, of $59,156. See "Supervision and Regulation".

     The Company continues to actively consider possible acquisitions, including purchases of branches and deposits. In 1997 the Company purchased three branches and related deposits, in 1998 purchased one branch and related deposits, and acquired Community Bank & Trust through a tax-free exchange of stock whereby each outstanding share of Community Bank was exchanged for .72716 of a share of the Company's common stock. The transaction was accounted for as a pooling-of-interest method of accounting.

RESULTS OF OPERATIONS

     In 1998 operating earnings, or earnings before merger and restructuring charges were $8.5 million or $1.54 per share-diluted in 1998, a 26% increase over 1997. Earnings after merger and restructuring charges, were $6.7 million, or $1.22 per share-diluted in 1998, an .18% decrease from 1997. Earnings were $6.7 million, or $1.30 per share-diluted in 1997, a 29% increase over 1996. The Company's strategy of strong growth in consumer and small commercial customers has been the basis for these results. The economically vibrant locations and sound loan philosophy has rewarded the Company with solid growth and earnings. The growth in current markets has been achieved by growth in existing branches, de novo branches and acquisitions of deposits from competitors as they divest branch sites.

     The Company's primary source of income is net interest income, which is the difference between interest earned and interest paid. The net interest margin is calculated as net interest income as a percentage of average earning assets. The Company's net interest margin has been indicative of the strong balance sheets the three banks have assembled. The growth within the counties served by the Company's three banks has significantly outpaced the overall growth within North Carolina. Such positive demographics translate into increased opportunities for building banking relationships which enhance deposit and loan growth.

     Net interest income as a percentage of average earning assets was 4.89% in 1998, down from 5.00% in 1997 and 5.02% in 1996. Interest income, which is substantially comprised of interest received from loans and to a lesser degree the interest earned on the Company's security portfolio decreased from 8.78% in 1997 to 8.46% in 1998. Interest expense, which is primarily the amount of interest paid to depositors, has decreased to 4.22% in 1998 from 4.31% in 1997. Interest rates declined generally in 1998, which affects loans almost immediately causing a declining net interest margin. With the passage of time interest expense will decrease and the net interest margin should strengthen, subject to competitive pressures. This decrease came primarily as a result of the securities portfolio earning less in 1998 than in 1997. The Company's net interest income is expected to grow as a result of increases in loan volume anticipated from the new and expanding markets. The rate earned on assets and the rate paid on liabilities is expected to continue to be influenced by competition for solid customers as well as economic conditions and governmental fiscal and monetary policies.

     The Company's allowance for loan losses is analyzed monthly. This judgmental analysis is based upon a model that considers the current status of the loan portfolio, historical experience and key market indicators within the counties served by the Company. Additionally, the Company monitors the overall portfolio as well as current economic conditions and other factors which affect the allowance. The monthly provision for loan losses fluctuates based on the results of this analysis.

     Noninterest income has continued to grow as reflected in the 19.0% increase from 1997 to 1998 and the 20.1% increase from 1996 to 1997. Our growth in deposit accounts has led the way for this increase. Additionally, Cabarrus Bank has been successful in changing from a savings and loan with few deposit service charges to that of a commercial bank with fees for services rendered. Insurance commissions relate to the fees generated by Financial Services from the sale of annuity products and mutual funds, which totaled $603,025 in 1998 compared to $725,474 in 1997 and $606,848 in 1996. This decrease is due to the restructuring of Financial Services and the transition to outsourcing the sales department to a new third party vendor. Although sales of nondeposit investment products are growing generally, recently proposed tax legislation, if enacted, could adversely affect annuity sales. Other service fees and commissions relate to the Company's growth in the trust and credit/debit card divisions as well as fees for non-customers using the Banks' automated teller machines. Included in 1998's other income are fees of $161,895 generated from services provided to First Gaston. These services include account operations, item processing, bookkeeping and internal auditing that are terminable by either party.

     Operating expenses decreased as a percentage of average assets in 1996, 1997 and 1998, but total operating expenses increased in general because of the additional growth experienced from 1997 to 1998. Specifically, four new branch locations were opened during 1997 and another four locations were opened in 1998. Management will continue to be challenged to maintain operating expenses at a level adequate to support growth while maintaining favorable operating efficiency ratios. One method of improving operating efficiencies is through the use of technology. Expenses associated with technology are included in equipment expense and represent a capital outlay of $476,738 and $740,923 in 1997 and 1998, respectively.

     The Company's operating efficiency ratio has continued to improve, falling from 71% in 1993 to 68% in 1998. Absent unusual expenses, management seeks to further reduce the operating efficiency ratio, however unusual expenses will effect this ratio. Management believes this ratio is adversely affected in the short term by growth into new market areas and acquisitions and related transition costs. However, as these markets mature the operating efficiency ratio should continue to improve.

YEAR 2000 ISSUE

     The Company is aware of and is making every effort to address the potentially severe implications of the Year 2000. The "Year 2000 Issue" is a general term used to describe problems that may arise as a result of improper processing of dates and date-sensitive calculations as the Year 2000 approaches. The Year 2000 Issue is due to the fact that many of the world's existing computer programs use only two digits to identify the year in a date field. When these programs were developed there was a lack of consideration of the impact of the upcoming century date change. These programs could experience malfunctions when the last two digits of the year change to "00" and interpret it as 1900 rather than 2000. This misinterpretation could result in disruption to normal business operations. Due to these possible ramifications, the Company is taking the Year 2000 Issue very seriously.

     The Company's Year 2000 Preparedness Team is comprised of a representative from all the major areas of the Company. The Company's Board of Directors has approved a plan submitted by the Year 2000 Preparedness Team. The plan was developed in accordance with the guidelines set by the Federal Financial Institutions Examination Council ("FFIEC").

     The first phase of the plan required the Company to assess or inventory all known processes that could be impacted by the Year 2000 Issue and their vendors, if applicable. The inventory included not only typical computer processes, but all systems and equipment that could be impacted by embedded micro-chip malfunctions. These include, but are not limited to, the Company's alarm systems, telephone systems, elevators, and ATM machines. This assessment phase is complete, and is being updated as needed.

     The second phase of the plan required the Company to contact all third party vendors and service providers. Documentation regarding their Year 2000 efforts was required. This is significant for the Company due to its extreme dependence on external sources. This is an ongoing phase to track the vendors' and service providers' continuing efforts.

     Additionally,   the  Company's  plan  deals  with  the  assessment  of  its significant borrowers and depositors and their Year 2000 readiness. Through letters, questionnaires, and personal contacts, the Company is in the process of assessing the Year 2000 risk associated with these customers, but is behind where the FFIEC Interagency Statements regarding Year 2000 state it should be. The Year 2000 Issue is being addressed as an addendum to the Company's loan policy. New loans will be subject to Year 2000 assessment as part of the approval process.

     Another important phase of the plan is the comprehensive testing of all known processes. The testing of hardware and all mission-critical applications has been completed. All upgrades to software and other processes will be complete by March 31, 1999. All upgrades to software and test scripts have been received from the vendors and service providers. If any problems arise during testing, the Company will request a fix from the providers.

     The Company believes that the potential effects of the Year 2000 Issue on internal operations can and will be addressed prior to the Year 2000. In the event that required modifications or conversions are not completed on a timely basis prior to the Year 2000, normal business operations could be disrupted. Even after tests have been completed and results are satisfactory, the Company must consider the fact that systems could still fail when the actual date arrives. Therefore, the Company is in the process of preparing a Business Resumption Contingency Plan that addresses all areas of operations, such as power, telecommunications, etc. and how it will resume business if any or all areas experience difficulties, until the Year 2000 problems are fixed.

     The costs associated with the Year 2000 project and the date the Company plans to complete its Year 2000 compliance are based on management estimates. Management currently believes the Company has limited exposure and expects the cost of addressing all Year 2000 issues to be less than $75,000 in 1999. Such expenses were $28,202 in 1998.

ASSET/LIABILITY MANAGEMENT

     The Banks' Asset/Liability Committees are responsible for managing the risks associated with changing interest rates and their impact on earnings. The regular evaluation of the sensitivity of net interest income to changes in interest rates is an integral part of the Company's interest rate risk management.

     The following table summarizes net interest income and average yields and rates paid for the years indicated. For purposes of this analysis, the interest on non-taxable investment securities has been adjusted to a taxable-equivalent amount to facilitate comparison with other asset yields. The adjustment gives effect to the exemption from federal income taxes for earnings on obligations of state and political subdivisions and assumes a marginal tax rate of 34%. Non-accrual loans are excluded from the interest-earning loan balances shown.

                                          1998                             1997                               1996

                                        Interest                         Interest                           Interest
                              Average   Income/   Average     Average     Income/    Average    Average     Income/    Average
                              Balance   Expense    Rate       Balance     Expense     Rate      Balance     Expense     Rate
                              -------   -------   -------     -------     -------    -------    -------     --------   -------
                                                                        (Thousands)
ASSETS
Interest bearing deposits
   in other banks.............     $714      $43     6.02%        $574         $56     9.76%         $457        $46    10.07%
Taxable securities............  162,674    9,555     5.87%     121,499       7,335     6.04%       98,313      6,005     6.11%
Non-taxable securities........    5,569      500     8.98%       6,972         722    10.36%        9,712        891     9.17%
Federal funds sold............   24,772    1,276     5.15%      15,117         818     5.41%        9,711        498     5.13%
Loans.........................  423,246   40,848     9.65%     373,910      36,552     9.78%      328,517     31,990     9.74%
                                -------   -------    -----    --------     -------     -----     --------    -------     -----

   Interest earning assets      616,975   52,222     8.46%     518,072      45,483     8.78%      446,710     39,430     8.83%
                                          -------    -----                  ------     -----                 -------     -----


Other assets.................    53,004                         49,461                             42,937
                               --------                       --------                             ------

Total assets.................  $669,979                       $567,533                            $489,647
                               ========                       =========                           ========


LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest bearing deposits

Demand.......................  $145,141   $3,341     2.30%    $125,583      $3,028     2.41%     $106,967     $2,435     2.28%
Savings......................    61,516    1,426     2.32%      55,459       1,425     2.57%       51,848      1,318     2.54%
Time.........................   306,807   16,805     5.48%     266,301      14,769     5.55%      230,616     12,931     5.61%
Notes payable and other
Interest bearing liabilities.     9,084      499     5.49%       7,221         351     4.86%        6,835        326     4.77%
                                 ------     ----     -----     -------      -------    -----      -------     -------    -----

Interest bearing
Liabilities..................   522,548   22,071     4.22%     454,564      19,573     4.31%      396,266     17,010     4.29%
                                          ------     -----                  -------    -----                  -------    -----

Other
liabilities..................    89,362                         64,900                             51,821
Shareholders' equity.........    58,069                         48,069                             41,560
                                -------                        -------                             ------

Total liabilities and
Shareholders' equity.........   $669,979                       $567,533                           $489,647
                                ========                       ========                           ========

Interest rate spread.........                        4.24%                             4.47%                             4.54%
                                                     =====                             =====                             =====

Net interest earned and
   net yield on earning
   assets (Margin)...........             $30,151    4.89%                 $25,910     5.00%                $22,420      5.02%
                                          =======    =====                 ========    =====                =======      =====

     The following table presents the dollar amount of changes in interest income and interest expense on a taxable-equivalent basis. The table distinguishes between the changes related to average outstanding (volume) of earning assets and interest-bearing liabilities, as well as the changes related to average interest rates (rate) on such assets and liabilities. Changes attributable to both volume and rate have been allocated proportionately.

                                              1998                             1997                             1996
                                             Income/                          Income/                          Income/
                                             Expense    Volume     Rate       Expense     Volume     Rate      Expense
                                             -------    ------     ----       --------    ------     ----      -------
                                                                             (Thousands)
Interest earning assets:
Interest bearing deposits in other banks..     $43        $8      ($21)          $56         $11       ($1)       $46
Taxable investment securities.............   9,555     2,419      (199)        7,335       1,400       (70)     6,005
Non-taxable investment securities.........     500      (126)      (96)          722        (284)      115        891
Federal funds sold and securities
 purchased with agreements to resell......   1,276       497       (39)          818         293        27        498
Loans.....................................  40,848     4,761      (465)       36,552       4,437       125     31,990
                                            ------     -----      -----       ------       -----      -----    ------
     Total interest income................  52,222     7,559      (820)       45,483       5,857       196     39,430
                                            ------     -----      -----       ------       -----      -----    ------

Interest bearing liabilities:
Interest bearing demand deposits..........   3,341       450      (137)        3,028         449      144       2,435
Savings deposits..........................   1,426       140      (139)        1,425          95       12       1,318
Time deposits.............................  16,805     2,219      (183)       14,769       1,979     (141)     12,931
Notes payable and other interest
bearing liabilities.......................     499       102        46           351          19        6         326
                                            ------     -----      -----       ------      ------     -----     ------

    Total interest expense................  22,071     2,911      (413)       19,573       2,542       21      17,010
                                            ------     -----      -----       ------      ------     -----     ------


    Net interest income................... $30,151    $4,648     ($407)      $25,910      $3,315     $175     $22,420
                                           ========   =======    ======     ========     =======     =====    =======


     Financial institutions are subject to interest rate risk to the degree that their interest bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest earning assets (generally consisting of intermediate or long-term loans and investment securities). The match between the scheduled repricing and maturities of the Company's earning assets and liabilities within defined time periods is referred to as "gap" analysis. At December 31, 1998, the cumulative one-year gap for the consolidated Company was a positive or asset sensitive $17.2 million, or 2.35% of total assets. At December 31, 1998, the cumulative five-year gap was a negative $31.9 million, or 4.36% of total assets. A negative gap means that liabilities would reprice faster than assets if interest rates changed. Accordingly, an increase in rates would adversely affect the Company's earnings. The Company's one-year gap is considered immaterial and pretax net income would be virtually unchanged with a one percent change in interest rates. The Company's five year cumulative gap would result in a change of $424,000 with a one percent change in interest rates. As interest rates declined during 1998, depositors were unwilling to extend the maturity of time deposits, as the yield curve was somewhat flat and did not reward depositors sufficiently for longer maturities. Intense competition in the Company's markets continues to pressure quality loan rates downward while conversely pressuring deposit rates upward.

     The following table reflects the Company's rate sensitive assets and liabilities by maturity as of December 31, 1998. Variable rate loans are shown in the category of due "within one year" because they reprice with changes in the prime lending rate. These variable rate loans have actual maturities of $61.8 million maturing within one year, with an additional $47.8 million maturing within five years, and $80.5 million maturing after five years. Fixed rate loans are presented assuming the entire loan matures on the final due date. Actually, payments are made at regular intervals and are not reflected in this schedule. Additionally, demand deposits and savings accounts have no stated maturity, however, it has been the Company's experience that these accounts are not totally rate sensitive, and thus, are presented in the categories that management believes best identifies their actual repricing patterns. This analysis assumes 20% of these deposits reprice within one year and the remaining 80% within one to five years.

                                            Prime       Within One      1-5       Over 5        Non
                                            Loans          Year        Years       Years       Market       Total
                                            -----       ----------    -------     -------      ------       ------
ASSETS:
Securities held to maturity:
   U.S. Treasury..........................    $--          $4,015       $1,995       $--          $--        $6,010
   U.S. government agencies...............     --           1,756        1,279        --           --         3,035
   States and political subdivisions......     --              20        1,139       6,996         --         8,155
   Mortgage-backed securities.............     --             387        3,280      12,439         --        16,106
                                            ---------    ---------    --------    --------     --------    --------
     Total securities held to maturity....     --           6,178        7,693      19,435         --        33,306
Securities available for sale:
   U.S. Treasury..........................     --          30,438       12,776        --           --        43,214
   U.S. government agencies...............     --          55,769       45,945       7,399         --       109,113
   Mortgage-backed securities.............     --            --           --           767         --           767
   Other (1)..............................     --            --           --           --         1,290       1,290
                                            ---------    ---------    --------    --------     --------    --------
     Total securities available for sale..     --          86,207       58,721       8,166        1,290     154,384
Federal funds sold........................     --          13,221         --           --          --        13,221
Loans:
   Commercial and financial...............   29,113        10,781       22,475       5,664         --        68,033
   Real estate:
    Construction..........................   33,067         7,886        6,319       7,169         --        54,441
    Mortgage (2)..........................  124,175        12,726       71,163      91,332         --       299,396
   Consumer (3)...........................    3,818        11,832       36,211       2,239          140      54,240
                                           ---------     ---------    --------    --------     --------    --------
     Total loans..........................  190,173        43,225      136,168     106,404          140     476,110
Other (4).................................     --            --           --           --           777         777
                                           ---------     ---------    --------    --------     --------    --------
     Total earning assets.................  190,173       148,831      202,582     134,005        2,207     677,798
Noninterest-earning assets................     --            --           --           --        53,828      53,828
                                           =========     =========    ========    ========     ========    ========
     Total assets......................... $190,173      $148,831     $202,582    $134,005      $56,035    $731,626
                                           =========     =========    ========    ========     ========    ========
LIABILITIES AND SHAREHOLDERS'
EQUITY:
Deposits:
    Interest-bearing checking.............    $--          $7,631      $30,523        $--         $--       $38,154
    Savings...............................     --          12,767       51,067         --          --        63,834
    Market deposit accounts...............     --          25,795      103,182         --          --       128,977
    Time, $100,000 and over...............     --          72,781       15,067         100         --        87,948
    Other time (5)........................     --         192,277       51,724          22         --       244,023
Total interest-bearing deposits...........     --         311,251      251,563         122         --       562,936
    Borrowed funds........................     --          10,400         --           --          --        10,400
Other liabilities.........................     --             149          100          88         --           337
                                           ---------     ---------    --------    --------     --------    --------
    Total interest-bearing liabilities....     --         321,800      251,663         210         --       573,673
    Noninterest-bearing liabilities.......     --            --           --           --       $95,975      95,975
    Shareholders' equity..................     --            --           --           --        61,978      61,978
                                           ---------     ---------    --------    --------     --------    --------
    Total liabilities and
shareholders' equity......................    $--         $321,800    $251,663        $210     $157,953    $731,626
                                           ---------     ---------    --------    --------     --------    --------
Gap                                        $190,173      ($172,969)   ($49,081)   $133,795    ($101,918)      --
                                           =========     =========    ========    ========     ========    ========
Cumulative Gap                             $190,173        $17,204    ($31,877)   $101,918         --         --
                                           =========     =========    ========    ========     ========    ========
Adjustments:
    Exclude noninterest-earning assets,
    noninterest-bearing liabilities and
    Shareholders' equity.................      --            --           --           --       78,362         --

                                           ---------     ---------    --------    --------     --------    --------
    Adjusted cumulative gap..............  $190,173        $17,204    ($31,877)   $101,918     $78,362         --
                                           =========     =========    ========    ========     ========    ========

-------------------------
(1) The nonmarket column consists of Federal Home Loan Bank stock, mutual funds, and Peoples Bank stock. (2) Mortgage loans consist primarily of residential loans and home equity lines of credit.
(3) The nonmarket column consists of overdrafts.
(4) The nonmarket column consists of interest-bearing deposits due from other banks.
(5) Other time deposits within one year consist of $41,164 maturing within three months and $46,554 maturing after three months but within six months.

LIQUIDITY

     Liquidity refers to the Company's ability to meet the needs of daily operations. The Company relies primarily on dividends and management fees from the Banks for liquidity. These sources have provided adequate liquidity for the Company. The Banks' liquidity refers to the ability or financial flexibility to adjust its future cash flows to meet the withdrawal needs of depositors, and to fund loans to borrowers and operations on a timely and cost effective basis. The Banks' primary sources of funds are cash generated by repayments of outstanding loans, interest payments on loans and new deposits. Additional liquidity is available from the maturity and earnings on securities and liquid assets, as well as the ability to liquidate securities available for sale. The Banks also had federal funds lines of credit of $33.4 million at year end under which they can borrow funds to meet short-term liquidity needs. Lines available for Lincoln Bank are: through Wachovia Bank, $2 million, The Banker's Bank, Atlanta Georgia, $5 million and NationsBank, $10 million. Cabarrus Bank has unsecured lines available through the FHLB of $8.5 million and through NationsBank of $5 million. Community Bank has unsecured lines available through Wachovia of $1.5 million and through NationsBank of $1.4 million. These sources have been and are presently considered adequate to provide appropriate liquidity for the Banks.

     Net cash provided from operations results primarily from net income, adjusted for the following noncash accounting items: the provision for possible loan losses, depreciation and amortization, and deferred income taxes or benefits. These items amounted to $3.0 million in 1998 and $2.4 million in 1997. This cash was available during 1998 to increase earning assets and to pay dividends. As of December 31, 1998, the Banks had combined retained earnings of approximately $35,461,000 all of which are available to be paid as dividends without prior regulatory approval, provided the Banks maintain adequate capital.

FINANCIAL CONDITION

     The Company's consolidated assets increased 18.3%, 18.8% and 13.3% during 1998, 1997 and 1996, respectively. Asset growth is directly related to deposit growth, both internally and through acquisitions, and the funds available to the Company for investment. The Company has been successful in expanding existing market share as well as adding new branch locations, and the 1998 growth reflects the acquisition of Community Bank and its $110 million of assets. During 1998 and 1997, the Company purchased approximately $9.0 and $30.0, million, respectively, of deposit accounts pursuant to branch acquisitions. During 1996, Cabarrus Bank purchased approximately $3.5 million of deposit accounts and consolidated them with its Copperfield branch. This acquired growth, as well as the strong growth expected of the Company's existing markets is expected to produce continued strong growth trends for the Company. Deposit growth will allow the Company to continue to take advantage of the vibrant local economy and quality loan demand experienced over the past several years.

     The Company's commercial loan portfolio has grown over the past several years as the Company has employed seasoned commercial lenders to develop these opportunities. Also, loans secured by real estate have increased as the Company believes real estate has provided attractive collateral for loans with different purposes. Management believes the Company is not dependent on any single customer or group of customers concentrated in a particular industry, the loss of whose deposits or whose insolvency would have a material adverse effect on operations.

     As interest rates reflect a relatively flat yield curve, customers have continued to select shorter terms for their deposits and in many cases chose transaction deposit accounts, including negotiable order of withdrawal ("NOW") and money market deposit ("MMDA") accounts without a stated maturity. This shift from longer-term deposits allows the depositor to react more quickly to rising rates. Conversely, the Company should be able to restore the traditional interest spread as short-term deposits reprice downward. Fluctuating interest rates and competitive pressure enforce the need for effective asset liability management.

     Securities have been segregated into two categories, "held to maturity" and "securities available for sale". While the Company has no plans to liquidate a significant amount of any securities, the securities available for sale may be used for liquidity purposes should management deem it to be in the best interest of the Company. Due to declines in interest rates, the majority of securities purchased have been relatively short term and categorized as available for sale in anticipation that these would be available to the Company if interest rates begin to rise or if quality loan demand accelerates. United States government and government agency securities continue to represent the majority of both securities held to maturity and securities available for sale. During 1998, securities available for sale increased as a percentage of total assets, due to in part to a shift from the held to maturity category, but more significantly in 1997 from the reinvestment of cash received from branch acquisitions.

ASSET QUALITY

     Management considers the Banks' asset quality to be of primary importance. The allowance for possible loan losses represents management's estimate of an amount adequate to absorb estimated probable losses inherent in the loan portfolio. The allowance is comprised of both allocated and general reserves.

     The allocation of the allowance is based on management's grading of the loan portfolio and the assignment of risk factors to compute the respective reserves. All commercial loans of $25,000 and greater are risk rated at inception, at renewal, and at any point at which management becomes aware of information that may affect the risk rating (e.g. deterioration in financial condition, payment delinquency, loss of collateral value). To accomplish this, an eleven-grade risk rating system, ranging from superior to loss is utilized. The risk grades assigned are determined based on several elements, including current and historical financial strength and cash flow of the borrower, collateral value, terms of financing, and compliance with loan policy. Additionally, on a semi-annual basis, a historical loss analysis is preformed on the loan portfolio, utilizing three running years of historical loss experience. This historical loss information is then utilized to assign reserve factors to each major segment of the loan portfolio.

     For the general reserve, management determines the appropriate level of general reserve to absorb estimated probable losses inherent in the loan portfolio. Management considers the Banks' historical loan losses, past due and non-performing loans, current economic conditions, underlying collateral values securing loans and other factors which affect the allowance. This evaluation is heavily dependent upon estimates and appraisals, which are susceptible to rapid changes because of economic conditions and the economic prospects of borrowers.

     The general reserve has increased over the past year. The trend of loans made over the past several years has been toward larger commercial loans and as a result, the loan portfolio has had limited historical loss experience for which to base a specific reserve. Thus, the general reserve has been increased to compensate for loan growth and the lack of historical experience with the volume of such loans. In addition, nonaccrual loans have increased over the prior year. This also supports the increased level of general reserve.

     The following table depicts the allocation of the allowance for loan losses at December 31, 1998, 1997, 1996, 1995 and 1994.

                         1998                1997                1996                1995               1994
                         ----                ----                ----                ----               ----
                                                              (Thousands)
                         Amount              Amount              Amount               Amount              Amount
                           of                  of                  of                  of                  of
                        Allowance  Loan     Allowance  Loan     Allowance  Loan      Allowance  Loan     Allowance  Loan
                          For      Type        For     Type        For     Type         For     Type        For     Type
                        Possible    to      Possible    to      Possible    to       Possible    to      Possible    to
                          Loan     Total      Loan     Total      Loan     Total       Loan     Total      Loan     Total
                         Losses    Loans     Losses    Loans     Losses    Loans      Losses    Loans     Losses    Loans
                         ------    -----     ------    -----     ------    -----      ------    -----     ------    ------
Commercial and
financial ...........    $617       14%      $182       12%      $269       12%       $347       10%      $302       10%
Real Estate:
  Residential
  construction.......     205        11        12         8       157         8         44         5        48         5
  Commercial
  construction ......      --        --        --        --        --        --         --        --        --        --
  Residential
  mortgage...........     413        35       482        33       511        46        428        40       504        48
  Commercial
  mortgage...........     347        29       501        34       237        21        338        31       237        23
Consumer ............     986        11       949        13       353        13        356        14       291        14
General .............   4,156        --     3,711        --     3,786        --      2,894        --     2,281        --
                        -----      -----    -----      -----    -----      -----     -----      -----    -----      -----
Total allowance for
possible loan
losses ............    $6,724      100%    $5,837      100%    $5,313      100%     $4,407      100%    $3,663      100%
                       ======     ======   ======     ======   ======     ======    ======     ======   ======     ======

     In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize changes to the allowance based on their judgment about information available at the time of examination.

     Non-performing   assets   include   non-accrual   loans,   accruing   loans
contractually past due 90 days or more, restructured loans, other real estate, and other real estate under contract for sale. Loans are placed on non-accrual status when management has concerns relating to the ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due. Interest of $77,817 was reported on these loans during 1998 and an additional amount of $50,652 would have been earned if these loans had been performing. At December 31, 1998 and 1997, the recorded investment in loans that are considered to be impaired was $1,432,000 and $872,000, respectively, (all of which $1,432,000 and $720,000 were on a nonaccrual basis at December 31, 1998 and 1997, respectively). Included in this amount is $854,000 and $305,000 in 1998 and 1997, respectively, of impaired loans for which the related allowance for credit losses is $346,000 and $82,000 in 1998 and 1997, respectively. No amount of loans that have been classified by regulatory examiners as loss, substandard, doubtful or special mention has been excluded from amounts disclosed as non-performing loans. While non-performing assets represent potential losses to the Company, management does not anticipate any material losses thereon, since most are believed to be adequately secured. Management believes the current allowance for loan losses is sufficient to absorb probable losses inherent in the portfolio. No assurance can be given that adverse economic conditions will not adversely affect borrowers and result in increased losses.


                                       -------------------------------------------------------------------------
                                                                     December 31,
                                            1998            1997          1996            1995           1994
                                       -------------------------------------------------------------------------
                                                                         (Thousands)
Nonaccrual loans....................       $1,432            $720          $690            $812           $693
Loans 90 days or more past due and
still accruing interest.............          111             152            51             106             29
                                       ------------   -------------  ------------    ------------   ------------
Total non-performing loans..........        1,543             872           741             918            722
Other real estate...................          326             514           144             686          1,021
                                       ------------   -------------  ------------    ------------   ------------
Total non-performing assets.........       $1,869          $1,386          $885          $1,604         $1,743
                                       ============   =============  ============    ============   ============

     Net charge-offs as a percentage of average loans outstanding decreased slightly from .13% in 1997 to .11% in 1998. This ratio continues to reflect the moderate level of losses experienced by the Company.

                                                   1998            1997            1996            1995            1994
                                               -------------   -------------   -------------   -------------    -----------
Balance at beginning of year................      $5,837          $5,313          $4,407          $3,662         $3,072
  Charge-offs:
    Commercial, financial and agricultural..        (119)            (29)            (46)           (101)           (12)
  Real estate:
Construction................................        --               --              --              --             --
Mortgage....................................         (72)            (93)            (24)            (77)           (24)
Consumer....................................        (489)           (516)           (350)           (229)          (150)
                                               -------------   -------------   -------------   -------------   -----------

Total charge-offs...........................        (680)           (638)           (420)           (407)          (186)
Recoveries:
    Commercial, financial and agricultural..          20              41              28              14             38
    Real estate:
Construction................................         --              --              --              --             --
Mortgage....................................          51              27              48              87             12
Consumer....................................         131              97              71              95             60
                                               -------------   -------------   -------------   -------------   -----------
Total recoveries............................         202             165             147             196            110
                                               -------------   -------------   -------------   -------------   -----------
Net charge-offs.............................        (478)           (473)           (273)           (211)           (76)
Provision for loan losses...................       1,365             997           1,179             956            667
                                               -------------   -------------   -------------   -------------   -----------
Balance at end of year......................      $6,724          $5,837          $5,313          $4,407         $3,663
                                               =============   =============   =============   =============   ===========

Loans, net of unearned interest at end
     of year................................    $476,110        $404,025        $361,888        $299,224       $244,892
Ratio of allowance for loan losses to net
    loans at end of year....................       1.41%           1.44%           1.47%           1.47%          1.50%
Average loans, net of unearned interest.....    $423,246        $373,910        $328,517        $262,685       $228,605
Ratio of net charge-offs to average loans
    outstanding during the year.............       0.11%           0.13%           0.08%           0.08%          0.03%

CAPITAL RESOURCES

     Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The FDIC and the Federal Reserve, the primary
Federal regulators for the Banks and the Company, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with the guidelines. The Company, Lincoln Bank, Cabarrus Bank and Community Bank all maintain capital levels exceeding the minimum levels for well capitalized bank holding companies and banks.

                                               Well         Carolina      Lincoln      Cabarrus      Community
                                           Capitalized       First          Bank         Bank           Bank
                                          --------------- ------------- ------------- ------------ ---------------
Tier I capital to risk adjusted assets..        6.0%          11.6%         10.6%         9.5%          11.8%
Total capital to risk adjusted assets...       10.0%          12.8%         11.8%        10.7%          13.0%
Leverage ratio..........................        5.0%           8.3%          7.6%         7.0%           6.5%


ACCOUNTING AND REGULATORY MATTERS

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employees Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 standardizes the disclosure requirements of pensions and other postretirement benefits. SFAS No. 132 is effective for fiscal year beginning after December 15, 1997. The Company adopted SFAS No. 132 in 1998 with no impact on its financial statements.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company plans to adopt SFAS No. 133 in 2000 without any impact on its financial statements as the Company does not have any derivative financial instruments and is not involved in any hedging activities.

     In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". SFAS No. 134 establishes accounting and reporting standards for certain mortgage banking activities. SFAS No 134 is effective for financial statements for the first fiscal quarter beginning after December 15, 1998. The Company plans to adopt SFAS No. 134 in 1999 without any impact on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is inherent to all industries, and financial institutions' assets and liabilities all are affected by market risks. The Company considers credit to be the most significant, however, interest rate risk is a close second. There are eight risks that must be considered in managing the Company. These risks are listed in order of the perceived level of risk imposed upon the Company. The Company does not believe foreign exchange risk to be significant and thus, does not address it in this assessment. The Company has identified certain critical risks to these subsidiary banks.

     CREDIT RISK. Credit risk is the risk to the Company's earnings or capital from the potential of an obligator or related group of obligators failing to fulfill its or their contractual commitments to the bank. Credit risk is most closely associated with a bank's lending. It encompasses the potential of loss on a particular loan as well as the potential for loss from a group of related loans, i.e., a credit concentration. Credit risk extends also to less traditional bank activities. It includes the credit behind the bank's investment portfolio, the credit of counterparties to interest rate contracts, and the credit of securities brokers the bank's investment portfolio in street name.

     INTEREST RATE RISK. Interest rate risk is the risk to earnings or capital from the potential of movement in interest rates. It is the sensitivity of the bank's future earnings to interest rate changes. Interest rate risk is generally measured on the basis of duration analysis or gap analysis. Duration analysis measures the degree of risk in a particular instrument or portfolio and gap analysis defines the timing when loss may occur. The Company is willing to accept a modified duration of 5% and a one-year cumulative gap or +/- 5% and a one- to five-year cumulative gap of +/- 8%. As of December 31, 1998, the Company had a modified duration of 2.18% and a one-year cumulative gap of 2.35% and a one to five year cumulative gap of 4.36%. The major components of interest rate risk are described as repricing risk, basis risk, yield curve risk, and options risk.

     PRICE RISK. Price risk is the risk to earnings or capital from changes in the value of portfolios of financial instruments. Frequently this is referred to as market risk. Price risk is generally reflected as the risk of a decline in market value of its securities portfolio and the Company is willing to accept a 7.5% change in value after experiencing a 300 basis point rate shock, either positive or negative. At December 31, 1998, the price change was less than 5.8% with such a rate shock.

     LIQUIDITY RISK. Liquidity risk is the risk to earnings or capital from the Company's inability to meet its obligations when they come due without incurring unacceptable losses or costs. Depositors withdraw their deposits and the bank does not have the liquid assets to fund the withdrawals and to meet its loan funding obligations. The risk is particularly great with brokered deposits which the Company currently has none.

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

     Most of these risks are interrelated and thus all must be considered by management regardless of the implied risk. Management reviews the performance against these ranges on a quarterly basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's quantitative sensitivity analyses.

     The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The estimated fair market value of loans outstanding is approximately $480,244,000 and $401,885,000 at December 31, 1998 and 1997, respectively. The fair value of noninterest-bearing demand deposits and NOW, savings and money market deposits is the amount payable on demand at the reporting date. The fair value of the time deposits is estimated using the rates currently offered for deposits of similar remaining maturities. The estimated fair market value of deposits is approximately $652,617,000 and $542,306,000 at December 31, 1998 and 1997,
respectively

                          INDEPENDENT AUDITORS' REPORT



The Shareholders and the Board of Directors of Carolina First BancShares, Inc.

     We have audited the accompanying consolidated balance sheets of Carolina First BancShares, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, changes in shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carolina First BancShares, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.



                                             /s/ KPMG, LLP
                                             ---------------
                                                 KPMG, LLP





Charlotte, North Carolina
January 20, 1999

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Carolina First BancShares, Inc.
Consolidated Balance Sheets
December 31, 1998 and 1997

                                                                                     1998                 1997
                                                                               ------------------    ----------------
                                        ASSETS
Cash and due from banks......................................................        $28,611,146         $28,146,377
Federal funds sold...........................................................         13,220,957           1,800,000
                                                                               ------------------    ----------------
Total cash and cash equivalents..............................................         41,832,103          29,946,377
Interest bearing deposits in other banks.....................................            777,346             673,860
Securities held to maturity (market value $33,609,910  in 1998 and
     $37,024,089 in 1997)....................................................         33,306,113          36,708,867
Securities available for sale (cost of $153,255,268 in 1998 and
     $121,716,598 in 1997)...................................................        154,384,075         122,678,711
Loans, net of unearned income ($565,714 in 1998; $539,329 in 1997)...........        476,109,833         404,025,180
     Allowance for loan losses...............................................         (6,723,516)         (5,837,328)
                                                                               ------------------    ----------------
     Loans, net..............................................................        469,386,317         398,187,852
Premises and equipment, net..................................................         13,662,738          13,101,070
Other real estate owned......................................................            326,206             513,757
Other assets.................................................................         17,951,346          16,266,252
                                                                               ------------------    ----------------
Total assets.................................................................       $731,626,244        $618,076,746
                                                                               ==================    ================

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand.......................................................................        $89,666,447         $67,833,505
     Interest bearing transaction accounts...................................        167,131,413         137,889,248
     Savings.................................................................         63,833,667          57,626,789
     Time, $100,000 and over.................................................         87,947,784          60,123,071
     Other time..............................................................        244,023,259         221,577,787
                                                                               ------------------    ----------------
Total deposits...............................................................        652,602,570         545,050,400
Borrowed funds...............................................................         10,399,634          10,923,498
Other liabilities............................................................          6,646,309           5,892,048
                                                                               ------------------    ----------------
Total liabilities............................................................        669,648,513         561,865,946
Shareholders' equity:
     Preferred  stock,  $1.00 par value;  authorized  - 5,000,000  shares;
        none issued and outstanding; Common stock, $2.50 par value; author-
        ized-20,000,000 shares; issued and outstanding - 5,396,736 in 1998,
        and 5,325,769 shares in 1997.........................................         13,491,840          13,314,423
     Additional paid in capital..............................................         22,758,001          22,335,466
     Retained earnings.......................................................         25,031,771          19,980,565
Accumulated other comprehensive income.......................................            696,119             580,346
                                                                               ------------------    ----------------
Total shareholders'equity....................................................         61,977,731          56,210,800
                                                                               ------------------    ----------------
Commitments and contingent liabilities.......................................            ---                  ---
Total liabilities and shareholders' equity...................................       $731,626,244        $618,076,746
                                                                               ==================    ================

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
For the Years Ended December 31, 1998, 1997 and 1996

                                                                               1998               1997               1996
                                                                         ----------------   ----------------   ----------------
INTEREST INCOME:
Interest and fees on loans.............................................     $40,848,120        $36,552,020        $31,990,042
Interest and dividends on securities:
     Taxable income....................................................       9,554,933          7,334,682          6,005,498
     Non-taxable income................................................         329,685            476,200            588,209
Other interest income..................................................       1,319,095            874,091            544,534
                                                                         ----------------   ----------------   ----------------
   Total interest income...............................................      52,051,833         45,236,993         39,128,283
                                                                         ----------------   ----------------   ----------------
INTERESE EXPENSE:
Interest on deposits...................................................      21,571,800         19,221,687         16,683,702
Interest on borrowed funds.............................................         498,934            351,059            326,077
                                                                         ----------------   ----------------   ----------------
   Total interest expense..............................................      22,070,734         19,572,746         17,009,779
                                                                         ----------------   ----------------   ----------------
NET INTEREST INCOME....................................................      29,981,099         25,664,247         22,118,504
PROVISION FOR LOAN LOSSES..............................................       1,365,000            997,333          1,178,925
                                                                         ----------------   ----------------   ----------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES....................      28,616,099         24,666,914         20,939,579
                                                                         ----------------   ----------------   ----------------
NONINTEREST INCOME:
Charges on deposit accounts............................................       3,864,796          3,357,917          3,062,360
Insurance commissions..................................................         603,025            725,474            606,848
Other service fees and commissions.....................................       1,445,217          1,203,393            845,858
Mortgage banking commission income.....................................         671,448            483,047            416,302
Securities gains (losses), net.........................................         267,304             82,508            (10,482)
Other income...........................................................       1,196,584            910,447            712,061
                                                                         ----------------   ----------------   ----------------
   Total noninterest income............................................       8,048,374          6,762,786          5,632,947
                                                                         ----------------   ----------------   ----------------
NONINTEREST EXPENSE:
Salaries and benefits..................................................      12,037,794         11,251,266          9,546,647
Occupancy and equipment................................................       3,252,949          2,810,863          2,299,468
Federal and other insurance premiums...................................         208,822            185,798            857,366
Office supplies........................................................         938,063            857,966            676,571
Data processing........................................................         680,130            546,395            485,665
Restructuring and merger related expenses..............................       2,069,570              ---                ---
Other expenses.........................................................       6,667,773          5,566,486          4,517,508
                                                                         ----------------   ----------------   ----------------
   Total noninterest expense...........................................      25,855,101         21,218,774         18,383,225
                                                                         ----------------   ----------------   ----------------
INCOME BEFORE INCOME TAXES.............................................      10,809,372         10,210,926          8,189,301

INCOME TAXES...........................................................       4,100,443          3,490,141          2,968,527
                                                                         ----------------   ----------------   ----------------
NET INCOME.............................................................      $6,708,929         $6,720,785         $5,220,774
                                                                         ================   ================   ================
Earnings per share
Net Income Per Common Share - Basic....................................           $1.25              $1.32              $1.03
                                                                         ================   ================   ================
Net Income Per Common Share - Diluted..................................           $1.22              $1.30              $1.03
                                                                         ================   ================   ================

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity and
Comprehensive Income
For The Years Ended December 31, 1998, 1997 and 1996

                                            Common Stock                                           Accumulated
                                     ----------------------------   Additional                        Other
                                                                      Paid-in       Retained      Comprehensive    Shareholders'
                                         Shares         Amount        Capital        Earnings         Income           Equity
                                     -------------- -------------- -------------- -------------- ---------------  ---------------
Carolina First BancShares, Inc.......  1,632,458     $4,081,145    $17,377,333     $9,585,436         $79,065     $31,122,979
Community Bank & Trust Co............  1,331,223      3,328,057      4,934,895        776,761          74,907       9,114,620
Adjustments for
pooling-of-interest..................   (363,211)      (908,027)       908,027          ---              ---             ---
                                     -------------- -------------- -------------- --------------  --------------  --------------
BALANCE DECEMBER 31, 1995,
RESTATED.............................  2,600,470     $6,501,175    $23,220,255    $10,362,197        $153,972     $40,237,599
Exercise of stock options............      9,412         23,531         68,748          ---              ---           92,979
Cash dividend ($.48 per share).......       ---            ---            ---        (991,997)           ---         (991,997)
5-for-4 stock split..................    409,586      1,023,965     (1,049,260)         ---              ---          (25,295)
Retirement of stock..................     (3,589)        (8,973)      (102,103)         ---              ---         (111,076)
Dividend reinvestment plan...........      5,104         12,760        148,092          ---              ---          160,852
Net income...........................       ---            ---            ---       5,220,774            ---        5,220,774
Other comprehensive income -
   Unrealized gain (loss) on
   Securities available for sale,
   net of taxes of $(46,377).........       ---            ---            ---            ---         (119,069)       (119,069)
                                                                                                                  --------------
Total comprehensive income...........       ---            ---            ---            ---             ---        5,101,705
                                     -------------- -------------- -------------- --------------  --------------  --------------
BALANCE DECEMBER 31, 1996............  3,020,983      7,552,458     22,285,732     14,590,974         $34,903     $44,464,067

Issuance of stock in public
offering.............................    225,000        562,500      4,988,907            ---             ---       5,551,407
Exercise of stock options............     18,311         45,778         32,432            ---             ---          78,210
Cash dividend ($.28 per share).......       ---            ---            ---       (1,331,194)           ---      (1,331,194)
2-for-1 stock split..................   2,054,569      5,136,422    (5,136,422)           ---             ---            ---
Retirement of stock..................      (1,412)        (3,530)      (38,174)           ---             ---         (41,704)
Dividend reinvestment plan...........       8,318         20,795       202,991            ---             ---         223,786
Net income...........................       ---            ---            ---        6,720,785            ---       6,720,785
Other comprehensive income -
   Unrealized gain (loss)on
   securities available for sale,
   net of taxes of $341,498..........       ---            ---            ---            ---          545,443         545,443
                                                                                                                  --------------
Total comprehensive income...........       ---            ---            ---            ---             ---        7,266,228
                                     -------------- -------------- -------------- --------------  --------------  --------------
BALANCE, DECEMBER 31, 1997...........   5,325,769     13,314,423     22,335,466     19,980,565       $580,346     $56,210,800

Exercise of stock options.............     70,229        175,572        210,055           ---            ---          385,627
Cash dividend ($.34 per share)........      ---            ---            ---       (1,657,723)          ---       (1,657,723)
Retirement of stock...................     (3,694)        (9,235)      (112,707)          ---            ---         (121,942)
Dividend reinvestment plan............      4,432         11,080        110,049           ---            ---          121,129
Settlement of merger-related
claims................................      ---            ---          215,138           ---            ---          215,138
Net income............................      ---            ---            ---         6,708,929          ---        6,708,929
Other comprehensive income -
   Unrealized gain (loss) on
   Securities available for sale,
   net of taxes of $50,921............      ---            ---            ---             ---         115,773         115,773
                                                                                                                  --------------
Total comprehensive income............      ---            ---            ---             ---             ---       6,824,702
                                     -------------- -------------- -------------- --------------  --------------  --------------
BALANCE, DECEMBER 31, 1998............  5,396,736    $13,491,840    $22,758,001     $25,031,771      $696,119     $61,977,731
                                     ============== ============== ============== ==============  ==============  ==============

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 1998, 1997 and 1996

                                                                                         1998              1997             1996
                                                                                  ---------------- ------------------ --------------
OPERATING ACTIVITIES:
Net Income ......................................................................      $6,708,929       $6,720,785       $5,220,774

Adjustments  to  reconcile net  income  to  net  cash  provided  by operating activities:
     Depreciation and amortization ..............................................       2,297,164        2,125,307        1,683,899
     Accretion and amortization of securities discounts and premiums,net ........        (326,143)         701,698          250,074
     Provision for loan losses ..................................................       1,365,000          997,333        1,178,925
     Deferred taxes (benefit)....................................................        (699,363)        (771,281)        (556,979)
     Gains on sales of securities available for sale ............................        (287,166)         (99,938)          16,841
     Losses on sales of securities available for sale ...........................          19,862           19,106             --
     Gains on calls and maturities of securities held to maturity ...............            --             (1,812)          (8,490)
     Losses on calls and maturities of securities held to maturity ..............            --                136            2,131
     Losses (gains) on sales of equipment, net ..................................             309           (4,810)         (63,273)
     Losses (gains) on sales of real estate, net ................................          71,501          (65,702)        (141,750)
     Increase in other assets ...................................................        (634,362)      (1,588,494)        (193,955)
     Increase in other liabilities ..............................................         829,437        1,289,214          943,110
     Settlement of merger-related claims ........................................         215,138             --               --
                                                                                     -------------    -------------    -------------
         Net cash provided by operating activities .............................        9,560,306        9,321,542        8,331,307
                                                                                     -------------    -------------    -------------
INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale .......................      70,451,327       35,612,012       10,201,659
Proceeds from sales of securities available for sale ............................         599,964        5,809,688        6,543,161
Purchases of securities available for sale ......................................    (101,960,784)    (101,121,315)     (35,699,300)
Proceeds from calls and maturities of securities held to maturity ...............      16,662,401       18,320,504       26,549,774
Purchases of securities held to maturity.........................................     (13,295,379)      (7,490,547)      (5,074,375)
Purchases and maturities of certificates of deposit, net.........................        (103,486)        (247,094)         (76,638)
Originations of loans, net.......................................................     (72,922,802)     (43,072,427)     (63,251,666)
Proceeds from sale of real estate................................................         509,903          211,609          999,241
Proceeds from sale of premises and equipment.....................................           2,115          611,477          221,380
Cash acquired, net of cash paid, in purchase of branches ........................       7,674,161       26,556,399             --
Capital expenditures.............................................................      (1,899,152)      (2,147,923)      (2,373,112)
                                                                                     -------------    -------------    -------------
          Net cash used in investing activities..................................     (94,281,732)     (66,957,617)     (61,959,876)
                                                                                     -------------    -------------    -------------
FINANCING ACTIVITIES:
Increase in time deposits .......................................................      44,876,631      20,560,322        30,353,343
Net increase in other deposits ..................................................      53,602,469      30,945,214        20,006,892
Net increase (decrease) in borrowed funds .......................................        (523,864)      3,754,186         5,558,751
Repayment of notes payable ......................................................         (75,176)        (19,601)          (18,544)
Repurchase of stock .............................................................        (121,942)        (41,704)         (111,076)
Payment of cash dividends and fractional shares .................................      (1,657,723)     (1,331,194)       (1,017,292)
Issuance of stock................................................................         506,756       5,853,403           253,131
                                                                                     -------------    -------------    -------------
          Net cash  provided by financing activities ............................       96,607,151      59,720,626       55,025,205
                                                                                     -------------    -------------    -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS .......................................       11,885,725       2,084,551        1,396,636
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.....................................       29,946,377      27,861,826       26,465,190
                                                                                     =============    =============    =============
CASH AND CASH EQUIVALENTS, END OF YEAR...........................................      $41,832,102     $29,946,377      $27,861,826
                                                                                     =============    =============    =============
Supplemental disclosures of cash flow information:
     Interest paid ..............................................................      $21,540,710     $19,177,341      $16,835,027
     Income taxes paid ..........................................................       $4,791,163      $4,340,169       $3,603,382
                                                                                     =============    =============    =============
Supplemental disclosure of noncash investing and financing activities:
     Increase (decrease) in net unrealized loss .................................         $115,773        $545,443        $(119,069)
     Assets transferred to other real estate ....................................         $359,337        $533,687         $317,449


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998

Carolina First BancShares, Inc. and Subsidiaries

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation -- The consolidated financial statements include the accounts of the Company, the Banks, and their subsidiaries (referred to herein collectively as the "Company"). All significant intercompany items and transactions have been eliminated in consolidation. Certain 1997 and 1996 amounts have been reclassified to conform with 1998 classifications. The reclassifications have no effect on shareholders' equity or net income as previously reported. The Company's chief operating decision maker reviews the results of operations of the Company and its subsidiaries as a single enterprise.

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents -- Cash and cash equivalents include cash on hand, due from banks and overnight federal funds sold.

     Securities -- Securities are classified in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which prescribes the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at cost. Securities held for current resale are classified as trading securities and reported at fair value, with unrealized gains and losses included in income. The Company currently has no such securities. Securities not classified as held to maturity or trading securities are classified as available for sale and reported at fair value, with unrealized gains and losses net of the related tax effect excluded from income and reported as a separate component of shareholders' equity. The effect of the foregoing will cause fluctuations in shareholders' equity based on changes in values of debt and equity securities. The classification of securities as held to maturity, trading or available for sale is determined at the date of purchase.

     Realized gains or losses on the sale of securities are recognized on the specific identification method. Premiums and discounts are amortized to interest income over the life of the security using a method approximating a level yield method. The market value of securities is generally based on quoted market prices or dealer quotes.

     As a member of the Federal Home Loan Bank of Atlanta (the "FHLB"), the Company is required to maintain an investment in the stock of the FHLB. This stock, which is classified in the other asset category at December 31, 1998, is carried at cost since it has no quoted market value.

     Allowance for Loan Losses -- The provision for loans losses charged to operations is an amount that management believes is sufficient to bring the allowance for loan losses to an amount considered adequate to absorb estimated probable losses inherent in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolios, current economic conditions, historical loan loss experience and other risk factors. This evaluation is heavily dependent upon estimates and appraisals that are susceptible to rapid changes because of economic conditions and the economic prospects of borrowers.

     In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize changes to the allowance based on their judgment about information available at the time of examination.

     Nonaccrual Loans -- Generally, a loan is classified as nonaccrual and the accrual of interest on such loan (including impaired loans) is discontinued when the contractual payment of principal or interest has become 90 days past due or management has doubts about further collectibility of principal or interest even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for credit losses. Interest received on nonaccrual loans (including impaired loans) generally is either applied against principal or reported as interest income according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

      Premises and Equipment -- Premises and equipment are stated at cost less accumulated depreciation. Additions and major replacement or betterments, which extend the useful lives of premises and equipment, are capitalized. Maintenance, repairs and minor improvements are expensed as incurred. Depreciation of buildings and improvements is computed on the straight-line method over 15 years. Depreciation of furniture, fixtures and equipment is computed on the straight-line method over periods that approximate the estimated useful lives of the assets. Accelerated depreciation methods are used for tax purposes. Gains and losses on dispositions of premises and equipment are reflected in income.

      Other Real Estate Owned -- Other real estate owned is carried at the lower of cost (principal balance of the loan plus costs of obtaining title and possession) or fair value less selling costs. Subsequent to acquisition, a provision for loss, if required, is recorded to reduce the carrying value of the asset to fair value.

     Intangible Assets -- Deposit based premiums and goodwill arising from branch acquisitions result from the Company paying amounts in excess of fair value for the branches and core deposits acquired. Such amounts are included in other assets and deposit based premiums are amortized on an accelerated basis over 10 years and goodwill is amortized on a straight-line basis over 25 years.

     Earnings  Per Share -- The  Company  adopted  SFAS No. 128,  "Earnings  per
Share, during 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In accordance with SFAS No. 128, all prior period EPS data has been restated. In addition, the weighted average number of shares for each year presented has been retroactively adjusted for the two-for-one stock split in 1997 and the five-for-four stock split in 1996.

     Financial Instruments -- Financial instruments are valued in accordance with SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", which requires disclosure of the estimated fair values of the Company's financial instruments. Such instruments include investment securities (see note 3), loans (see note 4), and deposit accounts (see note 7). Fair value estimates, methods, and assumptions for each of these instruments are set forth in their respective footnotes.

     The carrying amounts for cash, overnight federal funds sold and interest bearing deposits in other banks approximate fair value because they mature in less than 90 days and do not present unanticipated credit concerns. The carrying amounts for borrowed funds also approximate fair value because of the daily maturity of most of these items.

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no active market readily exists for a portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include the mortgage banking operation, property, plant, equipment, and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

      SFAS No. 107 specifies that fair values should be calculated based on the value of one unit without regard to any premium or discount that may result from concentration of ownership of a financial instrument, possible tax ramifications, or estimated transaction cost.

    Stock Options -- On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which requires either the (i) fair value of employee stock-based compensation plans be recorded as a component of compensation expense in the statement of income as of the date of grant of awards related to such plans, or (ii), the impact of such fair value on net income and earnings per share be disclosed on a pro forma basis in a footnote to financial statements for awards granted after December 15, 1994, if the accounting for such awards continues to be in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees " ("APB Opinion 25"). The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     Income and Expense -- The Company utilizes the accrual method of accounting except for immaterial amounts of loan income and other minor fees, which are recorded as income when collected. Substantially all loans earn interest on the level yield method based on the daily outstanding balance. The accrual of interest is discontinued when, in management's judgment, the interest may not be collected.

     The Banks defer the recognition of the net amounts of loan origination fees and certain loan origination costs and amortize these deferred amounts over the life of each related loan as an adjustment to the loan yield.

     Income Taxes -- Income taxes are accounted for under SFAS No. 109, "Accounting for Income Taxes". According to SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the statutory tax rates expected to apply to a taxable income in the years in which those temporary differences are expected to be recovered in income in the period that includes the enactment date. The Company files consolidated Federal income tax returns with its subsidiaries.

     Comprehensive Income - On January 1, 1998 the Company adopted SFAS No. 130 "Reporting Comprehensive Income". As required by the SFAS No. 130, prior year information has been modified to conform to the new presentation. Comprehensive income includes net income and all non-owner changes to the Company's equity. The Company's only component of other comprehensive income is the change in unrealized gains and losses on available-for-sale securities.

     The Company's total comprehensive income for the three years ended December 31, 1998, 1997, and 1996 was $6,824,702, $7,266,228 and $5,101,705 respectively.
Information concerning the Corporation's other comprehensive income for the three years ended December 31, 1998, 1997, and 1996 is as follows:

                                                                                               1998          1997            1996
                                                                                           -----------    -----------    -----------


Unrealized holding gains (losses) arising during the period ..........................       $281,501       $596,598      ($125,568)
Less: reclassification adjustment for realized gains (losses), net of tax ............        165,728         51,155         (6,499)
                                                                                            ---------      ---------      ----------
Unrealized gains (losses) on securities available for
sale, net of applicable income taxes .................................................       $115,773       $545,443      ($119,069)
                                                                                            =========      =========      ==========


     Disclosures Regarding Segments -- The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998. SFAS No. 131 establishes standards for the way that public businesses report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company adopted SFAS No. 131 without any impact on their consolidated financial statements as the chief operating decision maker reviews the results of operations of the Company and its subsidiaries as a single enterprise.

2.  MERGERS ACCOUNTED FOR AS POOLING-OF-INTERESTS

      On December 23, 1998, the Company merged with Community Bank, a $110 million community bank headquartered in Rutherfordton, North Carolina. The merger was effected through a tax-free exchange of stock whereby each outstanding share of Community Bank was exchanged for .72716 of a share of the Company's common stock. Consequently, the Company issued and reserved for issue approximately 1,021,202 shares of common stock and cash in-lieu of fractional shares for all of the outstanding shares of Community Bank. Community Bank is continuing to operate as a wholly-owned subsidiary of the Company. The merger with Community Bank has been accounted for as a pooling-of-interests.

      Certain charges were brought against the Company and one of the Company's officers related to the merger. In connection with the litigation the Company formed a settlement trust and irrevocably transferred all of the shares of Community Bank which it owned to the trustee to be available for settlement of the claims. The Company incurred costs of approximately $215,000 for the settlement of the merger-related claims. Such costs are included in restructuring and merger related expenses as discussed below.

      The financial statements of the Company have been restated to reflect the Community Bank merger as if it had been effective as of the earliest period presented. The respective contributions of the pooled entities to consolidated total income, net interest income after provision for loan losses and net income for the three years ended December 31, 1998 were as follows:

Total income:                                                            1998                     1997                     1996
                                                                   -----------------------------------------------------------------
Carolina First BancShares, Inc. ......................              $51,575,670               $44,037,368               $37,124,545
Community Bank & Trust Co. ...........................                8,524,537                 7,962,411                 7,636,685
                                                                  -------------              -------------            -------------
Combined .............................................              $60,100,207               $51,999,779               $44,761,230

Net interest income after provision for loan losses:

Carolina First BancShares, Inc. ......................              $24,482,693               $20,508,156               $17,058,775
Community Bank & Trust Co. ...........................                4,133,406                 4,158,758                 3,880,804
                                                                  -------------              -------------            -------------
Combined .............................................              $28,616,099               $24,666,914               $20,939,579

                                                                         1998                     1997                     1996
                                                                   -----------------------------------------------------------------
Net income:

Carolina First BancShares, Inc. ......................               $7,349,951                $6,159,839                $4,678,299
Community Bank & Trust Co. ...........................                 (641,022)                  560,946                   542,475
                                                                   -------------              -------------            -------------
Combined .............................................               $6,708,929                $6,720,785                $5,220,774

Earnings per share - basic:

Carolina First BancShares, Inc. ......................                    $1.67                     $1.49                     $1.14
Community Bank & Trust Co. ...........................                    (0.42)                    (0.17)                    (0.11)
                                                                   -------------              -------------            ------------
Combined .............................................                    $1.25                     $1.32                     $1.03

Earnings per share - diluted:

Carolina First BancShares, Inc. ......................                    $1.65                     $1.47                     $1.14
Community Bank & Trust Co. ...........................                    (0.43)                    (0.17)                    (0.11)
                                                                   -------------              -------------            ------------
Combined .............................................                    $1.22                     $1.30                     $1.03

     In  connection  with  the  Community  Bank  merger,  the  Company  incurred restructuring and merger related expenses of $2,070,000 in 1998. The after tax-effect of the restructuring and merger-related expense was $1,786,000. Such expenses were comprised of severance payments and other payments under employment contracts, professional fees, costs for the settlement of merger related claims, systems conversion costs and other restructuring and merger related expenses as follows:

Severance payments.................................................     $171,000
Employment contracts...............................................      489,000
System conversion costs and write-off of old equipment.............      190,000
Settlement of merger related claims................................      215,000
Professional fees..................................................      897,000
Other..............................................................      108,000
                                                                      ==========
Total..............................................................   $2,070,000
                                                                      ==========

      At December 31, 1998, the remaining accruals related to the above captioned charges, consisting mainly of severance payments and payments under employment contracts, totaled approximately $563,000 and are included in other liabilities in the accompanying consolidated balance sheet.

3.  SECURITIES

     Amortized cost, market values and unrealized gains and losses of securities as of December 31, 1998 and 1997 are summarized as follows:

December 31, 1998
-----------------                                                  Amortized        Unrealized         Unrealized           Market
                                                                      Cost             Gains             Losses             Value
                                                                 ------------      ------------       ------------      ------------
HELD TO MATURITY
     U.S. Treasury securities .............................        $6,010,186           $68,878              --           $6,079,064
     U.S. government agencies .............................         3,034,710            14,266              --            3,048,976
     Mortgage-backed securities ...........................        16,105,620           112,974           (17,244)        16,201,350
   State and political subdivisions .......................         8,155,597           163,271           (38,348)         8,280,520
                                                                 ------------      ------------       ------------      ------------
Total .....................................................       $33,306,113          $359,389          ($55,592)       $33,609,910
                                                                 ============      ============       ============      ============

AVAILABLE FOR SALE
     U.S. Treasury securities .............................       $42,663,530          $550,230              --          $43,213,760
     U.S. government agencies .............................       108,964,028           424,080          (275,303)       109,112,805
     Mortgage-backed securities ...........................           743,928            23,695              --              767,623
     Mutual funds and marketable equity securities ........           883,782           416,155           (10,050)         1,289,887
                                                                 ------------      ------------       ------------      ------------
Total .....................................................      $153,255,268        $1,414,160         ($285,353)      $154,384,075
                                                                 ============      ============       ============      ============


December 31, 1997                                                  Amortized        Unrealized         Unrealized           Market
-----------------                                                     Cost             Gains             Losses             Value
                                                                 ------------      ------------       ------------      ------------
Held to Maturity
     U.S. Treasury securities . ...........................        $6,538,398           $33,766           ($4,984)        $6,567,180
     U.S. government agencies .............................         9,400,620            26,157            (6,461)         9,420,316
     Mortgage-backed securities ...........................        14,253,008            99,506           (18,524)        14,333,990
     State and political subdivisions .....................         6,516,841           185,762              --            6,702,603
                                                                 ------------      ------------       ------------      ------------
Total .....................................................       $36,708,867          $345,191          ($29,969)       $37,024,089
                                                                 ============      ============       ============      ============

Available For Sale
     U.S. Treasury securities ... .........................       $46,659,093          $358,543          ($14,849)       $47,002,787
     U.S. government agencies .............................        73,113,843            85,814           (94,656)        73,105,001
     Mortgage-backed securities ...........................           848,888            24,738              --              873,626
     Mutual funds and marketable equity securities ........         1,094,774           647,643           (45,120)         1,697,297
                                                                 ------------      ------------       ------------      ------------
Total .....................................................      $121,716,598        $1,116,738         ($154,625)      $122,678,711
                                                                 ============      ============       ============      ============

Amortized cost and market values of securities at December 31, 1998, by maturity, are shown below.

                                                                        Held to Maturity                   Available for Sale
                                                                -------------------------------     --------------------------------
                                                                 Amortized           Market           Amortized           Market
                                                                    Cost              Value              Cost              Value
                                                                ------------       ------------     -------------      -------------
Due within one year ....................................         $6,178,147         $6,207,073        $85,839,018        $86,206,700

Due after one year but within 5 years ..................          7,692,474          7,830,518         58,316,771         58,721,007
Due after 5 years but within 10 years ..................          2,347,629          2,435,088          7,504,789          7,431,877
Due after 10 years .....................................         17,087,863         17,137,231            710,908            734,604
Mutual funds and marketable equity
securities .............................................               --                 --              883,782          1,289,887
                                                               ------------       ------------       ------------       ------------
Total ..................................................        $33,306,113        $33,609,910       $153,255,268       $154,384,075
                                                               ============       ============       ============       ============


     Investment securities with an amortized cost of $42,551,311 at December 31, 1998 were pledged to secure public deposits and for other purposes required or permitted by law.

     Included in other assets is an investment in the common stock of First Gaston Bank of North Carolina with a carrying amount of approximately $1,151,000 at December 31, 1998. Although the investment only represents an approximate 17% interest in the bank, the Company accounts for the investment under the equity method as the Company has committed to serve as a source of strength, as defined by the Federal Reserve, for First Gaston Bank; has representation on the bank's board of directors; and provides certain operational functions to First Gaston Bank. Under the equity method, the Company adjusts the carrying value of the investment for its portion of the First Gaston Bank's earnings or losses. During 1998, the Company recognized income, net of applicable income taxes, of $59,156. Also included in other assets is an investment in the stock of the Federal Home Loan Bank of Atlanta ("FHLB") of $915,000 at December 31, 1998 and 1997, and which is pledged as collateral for advances from the FHLB. No ready market exists for the FHLB stock, which is carried at cost.

4.  LOANS

     Major classifications of loans as of December 31, 1998 and 1997 are as follows:

                                                                                            1998                           1997
                                                                                      --------------                ----------------
Commercial ...........................................................                   $68,033,080                    $49,063,298
Real estate:
Construction .........................................................                    54,441,169                     34,245,805
Mortgage .............................................................                   299,396,025                    269,373,722
Consumer .............................................................                    48,630,111                     46,870,845
Other ................................................................                     5,609,448                      4,471,510
                                                                                       -------------                  -------------
                 Total loans .........................................                   476,109,833                    404,025,180

Allowance for loan losses ............................................                    (6,723,516)                    (5,837,328)
                                                                                       -------------                  -------------
                 Total loans,net .....................................                  $469,386,317                   $398,187,852
                                                                                       =============                  =============


     Included in real estate mortgage loans at December 31, 1998 and 1997 are approximately $144,138,000 and $136,928,000, respectively, in 1 - 4 family residential loans.

     Certain officers and directors, and companies in which they have 10% or more beneficial ownership, were indebted to the Banks in the aggregate amount of $4,817,455 and $4,641,112 at December 31, 1998 and 1997, respectively. During 1998, additions to such loans were $3,539,938 and repayments totaled $3,363,595. These loans represented 7.8% and 8.3% of the Company's total shareholder equity at December 31, 1998 and 1997, respectively. In the opinion of management, these loans do not involve more than the normal risk of collectibility, nor do they present other unfavorable features.

     Loans past due 90 days or more and still accruing interest totaled $111,272 as of December 31, 1998 and $151,620 as of December 31, 1997, while nonaccrual loans as of December 31, 1998 and 1997 were $1,432,086 and $720,411 respectively. Nonaccrual loans at December 31, 1998 consist of 61 loans, the largest of which had a balance of $496,000. Management considers collateral on nonaccrual loans to be adequate to avoid any significant losses on the loans, exclusive of allowance for loan losses. Additional interest of $50,652 and $18,519 would have been earned in 1998 and 1997, respectively, if the nonaccrual loans as of each year-end had been earning throughout each year. Income of $77,817 and $41,535 was recognized on these loans during 1998 and 1997, respectively.

     The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The estimated fair market value of loans outstanding is approximately $480,244,000 and $401,885,000 at December 31, 1998 and 1997, respectively.

5.  ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                                                         1998                      1997                     1996
                                                                     -------------            -------------            -------------
Balance at beginning of year ............................              $5,837,328               $5,313,424               $4,406,705

Charge-offs .............................................                (680,309)                (638,266)                (419,688)
Recoveries ..............................................                 201,497                  164,837                  147,482
                                                                      -----------              -----------              -----------
Net charge-offs .........................................                (478,812)                (473,429)                (272,206)
                                                                      -----------              -----------              -----------
Provision for loan losses ...............................               1,365,000                  997,333                1,178,925
                                                                      -----------              -----------              -----------
Balance at end of year ..................................              $6,723,516               $5,837,328               $5,313,424
                                                                      ===========              ===========              ===========


     At December 31, 1998 and 1997, the recorded investment in loans that are considered to be impaired under SFAS 114 was approximately $1,432,000 and $872,000, respectively (of which $1,432,000 and $720,000 were on a nonaccrual basis at December 31, 1998 and 1997, respectively). Included in this amount is $854,355 and $304,910 in 1998 and 1997, respectively, of impaired loans for which the related allowance for loan losses is $345,720 and 81,633 in 1998 and 1997, respectively. The amount of interest income recognized on impaired loans was not considered material during the year.

6.  PREMISES AND EQUIPMENT

     Major classifications of these assets as of December 31, 1998 and 1997 are as follows:

                                                                                              1998                          1997
                                                                                         -------------                 -------------
Land .................................................................                     $2,896,148                     $2,905,313
Buildings and improvements ...........................................                      9,409,296                      9,020,586
Furniture, fixtures and equipment ....................................                     10,315,467                      8,422,759
                                                                                          -----------                    -----------
Total cost ...........................................................                    $22,620,911                    $20,348,658
Accumulated depreciation .............................................                      8,958,173                      7,247,588
                                                                                          -----------                    -----------
Carrying value .......................................................                    $13,662,738                    $13,101,070
                                                                                          ===========                    ===========

7.  LIABILITIES

     The fair value of noninterest-bearing demand deposits and NOW, savings and money market deposits is the amount payable on demand at the reporting date. The fair value of time deposits is estimated using the rates currently offered for deposits of similar remaining maturities. The estimated fair market value of deposits is approximately $652,617,000 and $542,306,000 at December 31, 1998 and 1997, respectively.

     Time deposits maturing in each of the five years subsequent to December 31, 1998 are as follows: 1999, $265,622,000; 2000, $43,533,000; 2001, $14,175,000;
2002, $4,633,000; 2003, $3,878,000; and subsequent years, $130,000.

     Borrowed funds primarily consist of repurchase agreements of $10,400,000. Repurchase agreements generally mature daily. On December 31, 1998, the rate for repurchase agreements for Lincoln and Cabarrus Banks was 3.96% for balances less than or equal to $250,000 and 4.40% for balances greater than $250,000 and approximately 4.33% for Community Bank.

     Treasury, tax and loan funds on deposit are payable on demand to the U. S. Treasury and are collateralized by U. S. Treasury securities. At December 31, 1998 and 1997, these funds totaled $484,000 and $639,000, respectively, and had weighted average interest rates of approximately 4.41% and 5.10% at December 31, 1998 and 1997, respectively.

     At December 31, 1998, the Banks had available federal funded lines of credit of $33.4 million at various financial institutions. Such lines are subject to annual renewal and bear varying interest rates.

8.  BRANCH ACQUISITIONS

     During 1998, the Company acquired one branch office with approximately $9.0 million in deposits and in 1997 the Company acquired three branch offices with $30 million in deposits. These acquisitions were accounted for as purchases and the excess of the purchase price over the fair value of the assets and the core deposits produced approximately $670,000 and $2,197,725 in goodwill and $195,000 and $645,000 in deposit based premiums in 1998 and 1997, respectively. Such amounts are included in other assets and deposit based premiums are amortized on an accelerated basis over 10 years and goodwill is amortized on a straight-line basis over 25 years. Total goodwill was $4,839,733 and $4,437,709 at the end of 1998 and 1997, respectively. Total deposit based premiums were $1,313,622 and $1,173,093 at the end of 1998 and 1997, respectively.

9.  INCOME TAXES

      Income tax expense consists of:

                                                                       Current                   Deferred                 Total
                                                                    -------------             --------------          --------------
Year ended December 31, 1998
             Federal ..................................               $4,386,184                 ($584,781)               $3,801,403
             State ....................................                  413,622                  (114,582)                  299,040
                                                                     -----------                -----------              -----------
                  Total ...............................               $4,799,806                 ($699,363)               $4,100,443
                                                                     ===========                ===========              ===========

Year ended December 31, 1997
             Federal ..................................               $3,796,329                 ($565,699)               $3,230,630
             State ....................................                  465,093                  (205,582)                  259,511
                                                                     -----------                -----------              -----------
                   Total ..............................               $4,261,422                 ($771,281)               $3,490,141
                                                                     ===========                ===========              ===========

Year ended December 31, 1996
             Federal ..................................               $3,091,356                 ($478,691)               $2,612,665
             State ....................................                  434,150                   (78,288)                  355,862
                                                                     -----------                -----------              -----------

                  Total ..............................                $3,525,506                 ($556,979)               $2,968,527
                                                                     ===========                ===========              ===========


     A reconciliation of total income tax expense for the years ended December 31, to the amount of tax expense computed by multiplying income before income taxes by the statutory federal income tax rate of 34 percent for 1996 and 1997 and 35 percent for 1998 is as follows:

                                                                                     1998                1997               1996
                                                                                 -------------      -------------     --------------

Tax provision at statutory rate ...........................................        $3,783,280         $3,471,715         $2,784,363

Increase (reduction) in income taxes resulting from:
     Tax-exempt interest income ...........................................          (126,217)          (160,883)          (203,354)
     Merger expenses ......................................................           432,007               --                 --
     Change in the beginning-of-the-year balance of the
        valuation allowance for deferred tax assets allocated
        to income tax expense .............................................              --              (71,355)            35,030
     State income taxes, net of federal tax benefit .......................           194,376            171,278            234,869
 Other ....................................................................          (183,003)            79,386            117,619
                                                                                  -----------        -----------        -----------
            Total Income taxes ............................................        $4,100,443         $3,490,141         $2,968,527
                                                                                  ===========        ===========        ===========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and (liabilities) at December 31, 1998 and 1997, respectively, are presented below:

                                                                                                   1998                      1997
                                                                                               ------------            -------------
Deferred tax assets:
     Loan loss reserves ............................................................             $2,607,716              $1,949,381
     Accrued expenses, deductible when paid ........................................                153,601                    --
     Deferred compensation .........................................................                684,202                 784,166
     Intangible assets .............................................................                158,795                 127,030
     Other .........................................................................                105,184                  86,291
                                                                                                -----------             -----------
       Total gross deferred tax assets .............................................              3,709,498               2,946,868
       Less valuation allowance ....................................................                   --                      --
                                                                                                -----------             -----------
       Net deferred tax assets .....................................................              3,709,498               2,946,868
                                                                                                -----------             -----------
Deferred tax (liabilities):
     Bad debt reserve recapture, tax accounting adjustment .........................               (290,189)                   --
     Financial reporting stock basis in excess of tax basis ........................               (177,480)               (150,712)
     Depreciable basis of fixed assets .............................................               (232,622)               (399,690)
     Unrealized gains on securities available for sale .............................               (430,876)               (379,955)
     Other .........................................................................                (78,765)               (165,387)
                                                                                                -----------             -----------
       Total gross deferred tax liability ..........................................             (1,209,932)             (1,095,744)
                                                                                                -----------             -----------
       Net deferred tax asset included in other assets .............................             $2,499,566              $1,851,124
                                                                                                ===========             ===========


     A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available for sale. The related current period deferred tax expense of $50,921 has been recorded directly to shareholders' equity. The balance of the change in the net deferred tax asset results from the current period deferred tax benefit of $699,363. It is management's contention that realization of the net deferred tax asset is more likely than not, based upon the Company's history of taxable income and estimates of future taxable income.

10.  SHAREHOLDERS' EQUITY

     Earnings per share - Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if the Company's dilutive stock options were exercised. The numerator of the basic net income per share computation is the same as the numerator of the diluted net income per share computation for all periods presented. A reconciliation of the denominator of the basic net income EPS computation is as follows:

                                                                                         1998              1997              1996
                                                                                      -----------      ------------      -----------
Basic EPS denominator:  weighted average number of common
shares outstanding ...........................................................         5,371,686         5,102,854         5,064,347
Dilutive  effect  arising from assumed  exercise of stock
options ......................................................................           137,212            62,436            13,603
                                                                                       =========         =========         =========
Diluted EPS denominator ......................................................         5,508,898         5,165,290         5,077,950
                                                                                       =========         =========         =========

     Stock Based Compensation - In 1990, the Board of Directors of the Company adopted the Carolina First BancShares, Inc. 1990 Stock Option and Stock Appreciation Rights Plan (the "1990 Plan"), and certain amendments to the 1990 Plan were approved in 1991 (as amended, "the Plan"). In January 1991, stock appreciation rights were granted in accordance with the 1990 Plan. These rights were granted at market value on the date of the grant and 20% of each grant becomes exercisable on each anniversary of the date of the grant and expires five years after they become exercisable. Stock appreciation rights totaling 50,139 are currently outstanding, with a measurement price of $4.71. The expense related to these rights is included in compensation expense and for the years ended December 31, 1998, 1997 and 1996 was $92,181, $826,606, and $504,000,
respectively.

     Since inception of the Plan, options to purchase shares of Company common stock have been granted to key employees of the Company and 52,110 such options are still available. The Plan provides that options are granted at market value on the date of the grant and 20% of each grant becomes exercisable on each anniversary of the date of the grant. All currently outstanding options have been granted for a ten-year term, unless the recipient leaves the Company's employment earlier. A summary of all stock option activity for 1998 and the status at December 31, 1998 follows. All share and per share amounts give retroactive effect to stock dividends and splits declared by the Company.

EMPLOYEE STOCK OPTION PLAN:


                                                                        Outstanding Options                 Exercisable Options
                                                                  ------------------------------------------------------------------
                                                                                       Average                            Average
                                                                   Shares            Option Price         Shares        Option Price
                                                                  ---------          ------------        --------       ------------
Balance, December 31, 1995 ...........................             245,487                 $5.81          152,709             $5.09
Additional Options Granted............................              44,124                 12.54             --                --
Became Exercisable....................................                --                     --            31,553              7.27
Less:
Exercised ............................................             (22,144)                 4.16          (22,144)             4.16
Forfeited ............................................              (4,608)                 9.07             --                --
                                                                  --------                ------          --------            ------
Balance, December 31, 1996 ...........................             262,859                 $7.03          162,118             $5.69
Additional Options Granted ...........................               9,200                 18.42             --                --
Became Exercisable ...................................                --                     --            36,384              6.67
Less:
Exercised ............................................             (18,310)                 4.27          (18,310)             4.27
Forfeited ............................................              (1,631)                 8.90             (873)            12.61
                                                                  --------                ------          --------           ------
Balance, December 31, 1997 ...........................             252,118                $13.16          179,319             $6.18
Additional Option Granted ............................              18,450                 30.05             --                --
Became Exercisable ...................................                --                    --             16,702              9.47
Less:
Exercised ............................................             (70,230)                 5.51          (70,230)             5.51
Forfeited ............................................              (5,943)                 9.93             --                --
                                                                  --------                ------          --------            ------

Balance, December 31, 1998 ...........................             194,395                $10.45          125,791             $6.80
                                                                  ========                ======          ========            ======

The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                                      Options Outstanding
                           --------------------------------------------------------------------------
                                Number              Weighted-Average
      Range of                Outstanding               Remaining                Weighted-Average
  Exercise Prices             At 12/31/98           Contractual Life              Exercise Price
---------------------      ------------------    ------------------------     -----------------------
Less than $5                      80,522                  2.63                        $4.70
6 to 10                           45,221                  2.55                         9.13
11 to 15                          40,002                  7.28                        12.50
16 to 20                           8,000                  8.19                        17.00
21 to 29                           9,700                  9.68                        27.53
30 to 32                          10,950                  9.63                        30.76
---------------------      ------------------    ------------------------     -----------------------
$1 to 32                         194,395                  4.54                        $10.45
=====================      ==================    ========================     =======================



     The Company applies APB Opinion 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below.

     The weighted-average fair value per share of options granted in 1998 and 1997 amounted to $5.94 and $7.55, respectively. Fair values were estimated on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted average assumptions:

                                     1998               1997
                               -----------------   ----------------
Risk-free interest rate                   4.56%              6.31%
Dividend yield                             1.00               1.00
Volatility                                20.00              29.20
Expected life                           7 years            7 years

Net Income
     As reported                     $6,708,929         $6,720,785
     Pro forma                        6,291,036          6,528,843

Net Income per share
     As reported - diluted                $1.22              $1.30
     Pro forma - diluted                  $1.14              $1.26

     Pro forma net income reflects only options granted since December 31, 1994. Therefore, the effects of applying SFAS No. 123 pro forma disclosures during the initial phase-in period may not be representative of the effects on reported net income in future years.

11.  BENEFIT PLANS

      The Company sponsors a contributory profit-sharing plan, which provides for participation by substantially all employees. Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code. The plan provides for employee contributions up to 15% of the participant's annual salary and an employer contribution of 50% matching of the employee contribution up to 6% of the participant's salary. Contributions to the plan for the years ended December 31, 1998, 1997 and 1996 were $793,500, $703,000 and $607,000, respectively.

       A deferred compensation plan allows the directors of the Company and the Banks to defer the compensation they earn for attendance at meetings of the Board or various committees. Each director elects annually to either receive that year's compensation currently or to defer receipt until his death, disability or retirement as a director. The amount deferred is credited to the director's account and invested in various options available through the Lincoln Bank Trust Department. The obligation of the Company under the plan is fully funded.

     The Company does not provide benefits contemplated by SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions".

12.  REGULATION AND REGULATORY RESTRICTIONS

     As a bank holding company, Carolina First BancShares, Inc. is regulated by the Federal Reserve. The Company also must file periodic reports with, and comply with securities regulations of, the Securities and Exchange Commission. The Banks are subject to the regulations of the FDIC, the North Carolina State Banking Commission and the Federal Reserve.

     The primary source of funds for the payment of dividends by the Company is excess cash or dividends received from the Banks. The Banks, as North Carolina banking corporations, may pay dividends only out of retained earnings as determined pursuant to the North Carolina General Statutes. As of December 31, 1998, the Banks had combined retained earnings of approximately $35,461,000, all of which is available to be paid as dividends without prior regulatory approval, provided the Banks maintain adequate capital.

     The Company is required by federal regulations to maintain various ratios of capital to assets. Failure to meet the minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes that, as of December 31, 1998, the Company meets all capital adequacy requirements to which it is subject.

     As of December 31, 1998, the Company was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank holding company must maintain at least the minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the institution's category.

     The table below also presents the actual capital amounts and ratios for the Company, Lincoln Bank, Cabarrus Bank, and Community Bank as computed for regulatory purposes.

                                                                             Minimum                  Minimum
                                                                           For Capital               To be Well
                                                         Actual         Adequacy Purposes:          Capitalized:
                                                --------------------  ----------------------  ------------------------
                                                   Amount     Ratio      Amount     Ratio        Amount        Ratio
                                                ------------ -------  -----------  ---------  ------------   ---------
As of December 31, 1998:
Total Capital to Risk Weighted
Assets
CONSOLIDATED ................................   $61,098,000   12.8%   >$38,145,000   >8.0%
                                                                      -              -
Lincoln Bank ................................    37,175,000   11.8%   > 25,195,000   >8.0%    >$31,493,000     >10.0%
                                                                      -              -        -                -
Cabarrus Bank ...............................    12,614,000   10.7%   >  9,429,000   >8.0%    > 11,786,000     >10.0%
                                                                      -              -        -                -
Community Bank ..............................     7,326,000   13.0%   >  4,493,000   >8.0%    >  5,616,000     >10.0%
                                                                      -              -        -                -
Tier I Capital to Risk
Weighted Assets
Consolidated ................................   $55,128,000   11.6%   >$19,072,000   >4.0%
                                                                      -              -
Lincoln Bank ................................    33,235,000   10.6%   > 12,597,000   >4.0%    >$18,896,000     > 6.0%
                                                                      -              -        -                -
Cabarrus Bank ...............................    11,138,000    9.5%   >  4,714,000   >4.0%    >  7,072,000     > 6.0%
                                                                      -              -        -                -
Community Bank ..............................     6,623,000   11.8%   >  2,247,000   >4.0%    >  3,370,000     > 6.0%
                                                                      -              -        -                -
Tier I Capital to Average Assets
CONSOLIDATED ................................   $55,128,000    8.3%   >$26,553,000   >4.0%
                                                                      -              -
Lincoln Bank ................................    33,235,000    7.6%   > 17,606,000   >4.0%    >$22,007,000     > 5.0%
                                                                      -              -        -                -
Cabarrus Bank ...............................    11,138,000    7.0%   >  6,345,000   >4.0%    >  7,932,000     > 5.0%
                                                                      -              -        -                -
Community Bank ..............................     6,623,000    6.5%   >  4,058,000   >4.0%    >  5,072,000     > 5.0%
                                                                      -              -        -                -
As of December 31, 1997:

Total Capital to Risk Weighted
Assets
CONSOLIDATED ................................   $54,792,000   13.8%   >$31,688,000   >8.0%
                                                                      -              -
Lincoln Bank ................................    30,338,000   11.7%   > 20,722,000   >8.0%    >$25,902,000     >10.0%
                                                                      -              -        -                -
Cabarrus Bank ...............................    10,432,000   11.4%   >  7,332,000   >8.0%    >  9,166,000     >10.0%
                                                                      -              -        -                -
Community Bank ..............................     7,630,000   14.8%   >  4,115,000   >8.0%    >  5,144,000     >10.0%
                                                                      -              -        -                -
Tier I Capital (to Risk
Weighted Assets)
CONSOLIDATED ................................   $49,830,000   12.6%   >$15,844,000   >4.0%
                                                                      -              -
Lincoln Bank ................................    27,095,000   10.5%   > 10,361,000   >4.0%    >$15,541,000     > 6.0%
                                                                      -              -        -                -
Cabarrus Bank ...............................     9,283,000   10.1%   >  3,666,000   >4.0%    >  5,499,000     > 6.0%
                                                                      -              -        -                -
Community Bank ..............................     6,985,000   13.6%   >  2,058,000   >4.0%    >  3,086,000     > 6.0%
                                                                      -              -        -                -
Tier I Capital (to Average Assets)
CONSOLIDATED ................................   $49,830,000    8.9%   >$22,469,000   >4.0%
                                                                      -              -
Lincoln Bank ................................    27,095,000    7.4%   > 14,705,000   >4.0%    >$18,381,000     > 5.0%
                                                                      -              -        -                -
Cabarrus Bank ...............................     9,283,000    6.7%   >  5,560,000   >4.0%    >  6,950,000     > 5.0%
                                                                      -              -        -                -
Community Bank ..............................     6,985,000    7.8%   >  3,589,000   >4.0%    >  4,486,000     > 5.0%
                                                                      -              -        -                -

13.  COMMITMENTS AND CONTINGENT LIABILITIES

     In the normal course of business there are various commitments and contingent liabilities outstanding which are not reflected in the accompanying consolidated financial statements. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contract amount of these instruments. Management does not expect any material loss as a result of these transactions. The following is a summary of commitments and contingent liabilities:

                                                                                                          December 31,
                                                                                          ------------------------------------------
                                                                                              1998                          1997
                                                                                          ------------                   -----------
Commitments for additional loans .......................................                  $127,931,000                   $90,076,000
Standby letters of credit ..............................................                     1,445,000                     1,010,000


     The Banks make contractual commitments to extend credit, which are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. The same credit standards used in the lending process are applied when issuing these commitments. Additional risks arise when these commitments are drawn upon, such as the demands on the Banks' liquidity if a significant portion were drawn down at once. This is considered unlikely as many commitments expire without being used.

     The fair value of commitments to extend credit is considered to approximate carrying value, since the large majority of these would result in loans that have variable rates and/or relatively short terms to maturity. For other commitments, generally of a short-term nature, the carrying value is considered to be a reasonable estimate of fair value.

     Minimum operating lease payments due in each of the five years subsequent to December 31, 1998 are as follows: 1999, $718,000; 2000, $717,000; 2001,
$698,000;  2002,  $654,000;  2003, $427,000;  and subsequent years,  $2,209,000.
Rental expense for all operating leases for the three years ended December 31, was $665,000, 1998; $426,000, 1997; $321,000, 1996.

14. CONDENSED BALANCE SHEET
     PARENT COMPANY ONLY

                                                                                                           December 31,
                                                                                              --------------------------------------
CONDENSED BALANCE SHEET                                                                           1998                       1997
                                                                                              --------------------------------------
Assets:
     Cash on deposit with subsidiary banks ...................................                   $639,052                 $5,192,035
     Investment in subsidiary banks ..........................................                 57,597,401                 49,387,357
     Other investments .......................................................                  1,289,887                  1,473,829
     Other assets ............................................................                  5,149,521                  2,767,748
                                                                                              -----------                -----------
     Total ...................................................................                $64,675,861                $58,820,969
                                                                                              ===========                ===========
Liabilities ..................................................................                 $2,698,130                 $2,610,169
Shareholders'equity ..........................................................                 61,977,731                 56,210,800
                                                                                              -----------                -----------
     Total ...................................................................                $64,675,861                $58,820,969
                                                                                              ===========                ===========

                                                                                              Years ended December 31,
                                                                                ----------------------------------------------------
                                                                                    1998                1997                1996
                                                                                -----------         -----------        -------------
CONDENSED RESULTS OF OPERATIONS
Equity in earnings of subsidiary Banks:
     Dividends .........................................................               $---          $3,807,871                $---
     Undistributed .....................................................          8,005,656           3,877,921           6,143,494
Other income ( expense), net ...........................................         (1,296,727)           (965,007)           (922,720)
                                                                                -----------         -----------         -----------
Net income .............................................................         $6,708,929          $6,720,785          $5,220,774
                                                                                ===========         ===========         ===========
CONDENSED CASH FLOW
Cash flows from operating activities:
     Net income ........................................................         $6,708,929          $6,720,785          $5,220,774
Adjustments  to reconcile net income to net cash provided
by (used in) operating activities:
     Equity in undistributed earnings of subsidiary banks ..............         (8,005,656)         (3,877,921)         (6,143,494)
     Settlement of merger-related claims ...............................            215,138                --                  --
     Increase in other assets ..........................................           (268,185)         (3,952,290)            (12,961)
     Increase in liabilities ...........................................             87,962           1,277,295             752,681
                                                                                -----------         -----------         -----------
Net cash provided by (used in) operating activities ....................         (1,261,812)            167,869            (183,000)
                                                                                -----------         -----------         -----------
Cash flows from investing activities:
     Purchase of investments ...........................................           (349,500)           (150,000)           (306,000)
     Proceeds from sales of investments ................................            349,657             539,085                --
     Originations of loans, net ........................................         (2,018,419)           (347,588)               --
                                                                                -----------         -----------         -----------
Net cash used in investing activities ..................................         (2,018,262)             41,497            (306,000)
                                                                                -----------         -----------         -----------
Cash flows from financing activities:
     Proceeds from issuance of common stock ............................            506,756           5,853,403             253,131
     Dividends and fractional shares paid ..............................         (1,657,723)         (1,331,194)         (1,017,292)
     Repurchase of stock ...............................................           (121,942)            (41,704)           (111,076)
                                                                                -----------         -----------         -----------
Net cash provided by (used in) financing activities ....................         (1,272,909)          4,480,505            (875,237)
                                                                                -----------         -----------         -----------
Net increase (decrease) in cash ........................................         (4,552,983)          4,689,871          (1,364,237)
Cash at beginning of year ..............................................          5,192,035             502,164           1,866,401
                                                                                -----------         -----------         -----------
Cash at end of year ....................................................           $639,052          $5,192,035            $502,164
                                                                                ===========         ===========         ===========

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     See the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 1999, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     See the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 1999, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 1999, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 1999, which is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Financial Statements

     See the following financial statements included herein at Item 8.

               o    Independent Auditors' Report
               o    Consolidated Balance Sheets at December 31, 1998 and 1997
               o Consolidated Statements of Income for each of the years in the three-year period ended December 31, 1998
               o Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 1998
               o Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1998
               o    Notes to Consolidated Financial Statements

         (b)  Reports on Form 8-K

     The following reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended December 31, 1998.

               o On October 21, 1998, the Registrant filed a Form 8-K describing the voluntary suspension of the Chairman, CEO and Director, D. Mark Boyd, III, pending the outcome of certain alleged violations of the North Carolina securities laws in connection with certain purchases of Community Bank & Trust Co. common stock.

               o On October 21, 1998, the Registrant filed a Form 8-K containing the earnings press release for the nine months ended September 30, 1998, and the delay of the pending acquisition of Community Bank & Trust Co. due to certain charges brought against the Company and D. Mark Boyd, III.

               o On December 7, 1998, the Registrant filed a Form 8-K announcing the resignation of D. Mark Boyd, III as the Chairman of the Board and Chief Executive Officer and as a director of the Registrant and its subsidiaries and the extension of the Merger Agreement between the Registrant and Community Bank & Trust Co through December 31, 1998.

         (c)  Exhibits

                  The following Exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601 of Regulation S-K).

          Exhibit
            No.       Description of Exhibit

             2.0 Agreement and Plan of Merger dated as of June 4, 1998 by and between the Registrant and Community Bank & Trust Co. (incorporated by reference to Exhibit 2.1 to the
                      Registrant's Current Report on Form 8-K (File No. 0-17939), dated June 19, 1998).

             3.0 Amended and Restated Articles of Incorporation of the Registrant, (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-59729), dated July 23, 1998).

             3.1 Amended and Restated Bylaws of the Registrant (incorporat-ed by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 0-17939), dated January 6,
                      1999).

             4.0      Specimen of Common  Stock  Certificate  of the  Registrant
                      (incorporated    by   reference   to   the    Registrant's
                      Registration Statement (File No. 33-26861).

            10.0      Registrant's Deferred Compensation Plan for Directors (in-
                      corporated  by  reference  to  Registrant's   Registration
                      Statement (File No. 33-26861).

            10.1 Registrant's Profit Sharing Plan (incorporated by refer-ence to Registrant's Registration Statement (File No. 33-26861).

            10.2 Registrant's 1990 Stock Option and Stock Appreciation Rights Plan, as amended (incorporated by reference to the Registrant's Registration Statement (File No. 33-43037) dated October 1, 1991).

            10.3      Registrant's 1999 Long-Term Incentive Plan.

            10.4 Employment Agreement dated December 31, 1996, and Deferred Compensation Agreement dated as of December 31, 1996 by and between Carolina First BancShares, Inc. and James E. Burt, III (incorporated by reference to Registrant's Annual Report on Form 10-K (File No. 0-17939) for the fiscal year ended December 31, 1997).

            10.5      Employment Agreement dated November 10, 1998 by  and  bet-
                      ween   Lincoln  Bank  of  North  Carolina  and  Stephen S.
                      Robinson.

            10.6 Employment Agreement dated October 21, 1996 by and bet-ween Cabarrus Bank of North Carolina and Ronald D. Smith.

            10.7 Deferred Compensation Agreement dated as of February 18, 1993 by and between Cabarrus Bank of North Carolina and Ronald D. Smith.

            10.8 Employment Agreement dated February 1, 1999 by and between the Registrant and Janet H. Hollar.

            10.9 Lease Agreement dated September 1, 1997 by and between Lincoln Bank of North Carolina and D. Mark Boyd, III and Diane H. Boyd.

            10.10 Addendum to Lease Agreement dated October 30, 1998 by and between Lincoln Bank of North Carolina and D. Mark Boyd, III and Diane H. Boyd.

            10.11     Employment  Agreement  dated  June 4, 1998 by and  between
                      Community Bank & Trust Co. and Ronnie D. Blanton (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-4 (File No. 333-59729) dated July 23, 1998).

             13       Annual  Report   to  Security  Holders   (incorporated  by
                      reference to Registrant's Proxy Statement dated March 30, 1999 (File No. 0-17939).

             11       Statement regarding computation of earnings per share.

             21       List of subsidiaries of the Registrant.

             23       Consent of KPMG LLP.

             27       Financial Data Schedule.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lincolnton, State of North Carolina, on the 26th day of March, 1999.

                                                 CAROLINA FIRST BANCSHARES, INC.


                                                 By:       \s\ L.D. Warlick, Jr.
                                                     --------------------------
                                                           L.D. Warlick, Jr.
                                                           Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signatures                                           Title                              Date
----------                                           -----                              -----
Principal Executive Officers:

\s\ L.D. Warlick, Jr.                                Chairman of the Board              March 26, 1999
------------------------------------                 of Directors
L.D. Warlick, Jr.

\s\ James E. Burt, III                               President, CEO                     March 26, 1999
------------------------------------                 and Director
James E. Burt, III

Principal Financial Officer and
Principal Accounting Officer:

\s\ Jan H. Hollar                                    Sr. Vice President, CFO            March 26, 1999
------------------------------------                 Treasurer & Secretary
Jan H. Hollar

Directors:
\s\ Harold D. Alexander                              Director                           March 26, 1999
------------------------------------
Harold D. Alexander

\s\ John R. Boger, Jr.                               Director                           March 26, 1999
------------------------------------
John R. Boger, Jr.

\s\ Charles A. James                                 Director                           March 26, 1999
------------------------------------
Charles A. James

\s\ Samuel C. King, Jr.                              Director                           March 26, 1999
------------------------------------
Samuel C. King, Jr.

\s\ Jack L. Lutz                                     Director                           March 26, 1999
------------------------------------
Jack L. Lutz

\s\ Harry D. Ritchie                                 Director                           March 26, 1999
------------------------------------
Harry D. Ritchie

\s\ Thomas M. Robbins                                Director                           March 26, 1999
------------------------------------
Thomas M. Robbins

\s\ Estus B. White                                   Director                           March 26, 1999
------------------------------------
Estus B. White

          Exhibit
            No.       Description of Exhibit

             2.0 Agreement and Plan of Merger dated as of June 4, 1998 by and between the Registrant and Community Bank & Trust Co. (incorporated by reference to Exhibit 2.1 to the
                      Registrant's Current Report on Form 8-K (File No. 0-17939), dated June 19, 1998).

             3.0 Amended and Restated Articles of Incorporation of the Registrant, (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-59729), dated July 23, 1998).

             3.1 Amended and Restated Bylaws of the Registrant (incorporat-ed by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 0-17939), dated January 6,
                      1999).

             4.0      Specimen of Common  Stock  Certificate  of the  Registrant
                      (incorporated    by   reference   to   the    Registrant's
                      Registration Statement (File No. 33-26861).

            10.0      Registrant's Deferred Compensation Plan for Directors (in-
                      corporated  by  reference  to  Registrant's   Registration
                      Statement (File No. 33-26861).

            10.1 Registrant's Profit Sharing Plan (incorporated by refer-ence to Registrant's Registration Statement (File No. 33-26861).

            10.2 Registrant's 1990 Stock Option and Stock Appreciation Rights Plan, as amended (incorporated by reference to the Registrant's Registration Statement (File No. 33-43037) dated October 1, 1991).

            10.3      Registrant's 1999 Long-Term Incentive Plan.

            10.4 Employment Agreement dated December 31, 1996, and Deferred Compensation Agreement dated as of December 31, 1996 by and between Carolina First BancShares, Inc. and James E. Burt, III (incorporated by reference to Registrant's Annual Report on Form 10-K (File No. 0-17939) for the fiscal year ended December 31, 1997).

            10.5      Employment Agreement dated November 10, 1998 by  and  bet-
                      ween   Lincoln  Bank  of  North  Carolina  and  Stephen S.
                      Robinson.

            10.6 Employment Agreement dated October 21, 1996 by and bet-ween Cabarrus Bank of North Carolina and Ronald D. Smith.

            10.7 Deferred Compensation Agreement dated as of February 18, 1993 by and between Cabarrus Bank of North Carolina and Ronald D. Smith.

            10.8 Employment Agreement dated February 1, 1999 by and between the Registrant and Janet H. Hollar.

            10.9 Lease Agreement dated September 1, 1997 by and between Lincoln Bank of North Carolina and D. Mark Boyd, III and Diane H. Boyd.

            10.10 Addendum to Lease Agreement dated October 30, 1998 by and between Lincoln Bank of North Carolina and D. Mark Boyd, III and Diane H. Boyd.

            10.11     Employment  Agreement  dated  June 4, 1998 by and  between
                      Community Bank & Trust Co. and Ronnie D. Blanton (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-4 (File No. 333-59729) dated July 23, 1998).

             11       Statement regarding computation of earnings per share.

             13       Annual  Report   to  Security  Holders   (incorporated  by
                      reference to Registrant's Proxy Statement dated March 30, 1999 (File No. 0-17939).

             21       List of subsidiaries of the Registrant.

             23       Consent of KPMG LLP.

             27       Financial Data Schedule.