Form 10-Q
period 1999-03-31
CAROLINA FIRST BANCSHARES INC
filed 1999-05-17
CIK 846465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

236 East Main Street
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

                                    Yes X No

                5,440,644 SHARES OF COMMON STOCK, PAR VALUE $2.50
                   PER SHARE, OUTSTANDING AS OF May 14, 1999

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES

INDEX                                                                                   PAGE
PART I.           FINANCIAL INFORMATION

Item 1.                    Financial Statements

                  Consolidated Balance Sheets - March 31, 1999
                  and December 31, 1998                                                   3

                  Consolidated Statements of Operations -
                  Three Months Ended March 31, 1999
                  and 1998                                                                4

                  Consolidated Statements of Changes in
                  Shareholder's Equity and Comprehensive Income -
                  Three Months Ended March 31, 1999 and 1998                              5

                  Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 1999 and 1998                              6

                  Notes to Consolidated Financial Statements                              7

Item 2.                    Management's Discussion and Analysis
                           of Financial Condition and Results of Operations             9 -15

Item 3.                    Quantitative and Qualitative Disclosures about                 16
                           Market Risk


PART II.          OTHER INFORMATION                                                       17
                    Item 1.  Legal Proceedings
                    Item 2.  Changes in Securities and Use of Proceeds
                    Item 3.  Defaults Upon Senior Securities
                    Item 4.  Submission of Matters to a Vote of Security Holders
                    Item 5.  Other Information
                    Item 6.  Exhibits and Reports on Form 8-K
Signatures                                                                                18

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
---------------------------------------------------------
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
---------------------------------------------------------


                                                            MARCH 31,          DECEMBER 31,
                                                         -----------------   ------------------
                                                               1999                1998
                                                         -----------------   ------------------
Assets:
Cash and due from banks                                       $27,983,225          $28,611,146
Federal funds sold                                             12,235,107           13,220,957
                                                         -----------------   ------------------
  Total cash and cash equivalents                              40,218,332           41,832,103
Interest bearing deposits in other banks                          803,586              777,346
Investment securities held to maturity (market value of
  $37,184,061 in 1999 and $33,609,910 in 1998)                 37,104,988           33,306,113
Securities available for sale (cost of $156,821,010 in
   1999 and $153,255,268 in 1998)                             156,906,883          154,384,075
Loans, net of unearned income ( $582,693 in 1999 and
   $565,714 in 1998)                                          483,749,202          476,109,833
  Allowance for loan losses                                    (7,090,976)          (6,723,516)
                                                         -----------------   ------------------
  Loans, net                                                  476,658,226          469,386,317

Premises and equipment, net                                    13,460,516           13,662,738
Other real estate owned                                           201,873              326,206
Other assets                                                   17,567,275           17,951,346
                                                         -----------------   ------------------
Total Assets                                                 $742,921,679         $731,626,244
                                                         =================   ==================

Liabilities and Shareholders' Equity
Deposits:
   Demand                                                     $93,337,008          $89,666,447
   Interest bearing transaction accounts                      166,740,796          167,131,413
   Savings                                                     67,440,077           63,833,667
   Time, $100,000 and over                                     90,659,752           87,947,784
   Other time                                                 243,499,222          244,023,259
                                                         -----------------   ------------------
   Total deposits                                             661,676,855          652,602,570
Borrowed funds                                                 12,144,349           10,399,634
Other liabilities                                               5,937,526            6,646,309
                                                         -----------------   ------------------
Total Liabilities                                             679,758,730          669,648,513

Shareholders' Equity:
  Common stock, $2.50 par value;
   authorized --- 20,000,000 shares;
    issued and outstanding - 5,438,567 shares in
   1999, and 5,396,736 shares in 1998                          13,596,418           13,491,840
  Additional paid-in capital                                   22,919,463           22,758,001
  Retained earnings                                            26,587,660           25,031,771
  Accumulated other comprehensive income                           59,408              696,119
                                                         -----------------   ------------------
  Total Shareholders' Equity                                   63,162,949           61,977,731
Commitments and Contingent Liabilities                          -----               -----
Total Liabilities and Shareholders' Equity                   $742,921,679         $731,626,244
                                                         =================   ==================

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------

                                                                    Three Months Ended
                                                                        March 31,
                                                              -------------------------------
                                                                  1999             1998
                                                              --------------   --------------
Interest Income:
Interest and fees on loans                                      $10,762,096       $9,633,243
Interest and dividends on securities:
    Taxable income                                                2,542,097        2,262,540
    Non-taxable income                                              101,583           97,627
Other interest income                                               251,634          200,842
                                                              --------------   --------------
   Total interest income                                         13,657,410       12,194,252

Interest Expense:
Interest on deposits                                              5,567,409        5,102,018
Interest on borrowed funds                                          148,157          122,235
                                                              --------------   --------------
   Total interest expense                                         5,715,566        5,224,253
                                                              --------------   --------------
Net Interest Income                                               7,941,844        6,969,999
Provision for Loan Losses                                           383,000          209,000
                                                              --------------   --------------
Net Interest Income after Provision for Loan Losses               7,558,844        6,760,999

Other Income:
Charges on deposit accounts                                         950,700          900,120
Insurance commissions                                               100,654          155,489
Other service fees and commissions                                  365,066          325,908
Mortgage banking income                                             186,039          145,799
Other income                                                        351,665          278,683
                                                              --------------   --------------
   Total other income                                             1,954,124        1,805,999

Operating Expenses:
Salaries and benefits                                             3,226,386        3,058,449
Occupancy and equipment                                             891,312          757,479
Federal and other insurance premiums                                 47,032           53,238
Office supplies                                                     212,232          231,433
Data processing                                                     237,779          151,618
Other expenses                                                    1,804,951        1,553,227
                                                              --------------   --------------
   Total operating expenses                                       6,419,692        5,805,444
                                                              --------------   --------------

Income Before Income Taxes                                        3,093,276        2,761,554
Income Taxes                                                        993,529          926,150
                                                              --------------   --------------
Net Income                                                       $2,099,747       $1,835,404
                                                              ==============   ==============

Net Income Per Common Share - Basic                                   $0.39            $0.34
                                                              ==============   ==============

Net Income Per Common Share - Diluted                                 $0.38            $0.34
                                                              ==============   ==============

Cash Dividend Per Common Share                                        $0.10            $0.08
                                                              ==============   ==============

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND
     COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)


                                                 COMMON STOCK                                         ACCUMULATED
                                          --------------------------    ADDITIONAL                       OTHER              NET
                                                                         PAID-IN       RETAINED      COMPREHENSIVE     SHAREHOLDERS'
                                            SHARES        AMOUNT         CAPITAL       EARNINGS         INCOME            EQUITY
                                          -----------  -------------  -------------- ------------  ----------------- ---------------
Balance, December 31, 1997                 5,325,769    $13,314,423     $22,335,466    $19,980,565         $580,346      $56,210,800

Exercise of stock options                     27,064         67,660          63,945                                          131,605

Cash dividend ($.08 per share)                                                            (349,161)                        (349,161)

Retirement of stock                           (1,264)        (3,160)        (34,732)                                        (37,892)

Dividend Reinvestment Plan                     4,431         11,077         110,022                                          121,099

Net income                                                                               1,835,404                         1,835,404

Other comprehensive income:
    Unrealized gain on securities
    available for sale                                                                                       37,852           37,852

                                                                                                                     ---------------
Total comprehensive income                                                                                                 1,873,256
                                          -----------  -------------  -------------- ---------------   ------------- ---------------
Balance, March 31, 1998                    5,356,000     13,390,000      22,474,701     21,466,808          618,198       57,949,707


Balance, December 31, 1998                 5,396,736     13,491,840      22,758,001     25,031,771          696,119       61,977,731

Exercise of stock options                     40,990        102,475         139,175                                          241,650

Cash dividend ($.10 per share)                                                            (543,858)                        (543,858)

Dividend reinvestment plan                       841          2,103          22,287                                           24,390

Net income                                                                               2,099,747                         2,099,747

Other comprehensive income:
    Unrealized loss on securities
    available for sale                                                                                     (636,711)       (636,711)

                                                                                                                     ---------------
Total comprehensive income                                                                                                 1,463,036
                                          ===========  =============  ============== ===============   ============= ===============
Balance, March 31, 1999                    5,438,567    $13,596,418     $22,919,463    $26,587,660          $59,408      $63,162,949
                                          ===========  =============  ============== ===============   ============= ===============

Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 1999 and 1998

                                                                             1999              1998
                                                                        ----------------   --------------
Operating Activities:
Net Income                                                                    2,099,747        1,835,404
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                              649,004          536,576
     Accretion and amortization of securities discounts and premiums, net      (174,198)        (123,462)
     Provision for loan losses                                                  383,000          209,000
     Losses on sales of equipment, net                                            6,549                -
     Gains on sales of real estate, net                                         (12,499)               -
     Increase in other assets                                                   627,218         (136,796)
     Increase in other liabilities                                             (690,164)         550,297
                                                                        ----------------   --------------
          Net cash provided by operating activities                           2,888,657        2,871,019
                                                                        ----------------   --------------
Investing Activities:
Proceeds from maturities of securities available for sale                    31,970,059          140,225
Proceeds from sales of securities available for sale                         12,511,647       10,157,259
Purchases of securities available for sale                                  (47,857,499)     (18,294,640)
Proceeds from calls and maturities of securities held to maturity             4,011,213        2,557,811
Purchases of securities held to maturity                                     (7,829,891)               -
Purchases and maturities of certificates of deposit, net                        (26,240)         (16,228)
Originations of loans, net                                                   (7,688,501)      (4,011,474)
Proceeds from sale of real estate                                               168,018          195,100
Proceeds from sale of premises and equipment                                      5,298                -
Capital expenditures                                                           (288,495)        (313,109)
                                                                        ----------------   --------------
          Net cash used in investing activities                             (15,024,391)      (9,585,056)
                                                                        ----------------   --------------
Financing Activities:
Increase in time deposits                                                     2,187,931       17,704,277
Net increase in other deposits                                                6,886,354       11,884,117
Net increase (decrease) in borrowed funds                                     2,244,715       (2,300,148)
Repayment of notes payable                                                     (518,619)          (5,180)
Repurchase of stock                                                                   -          (37,892)
Payment of cash dividends and fractional shares                                (543,858)        (349,161)
Issuance of stock                                                               266,040          252,704
                                                                        ----------------   --------------
          Net cash  provided by financing activities                         10,522,563       27,148,717
                                                                        ----------------   --------------
Net Increase in Cash and Cash Equivalents                                    (1,613,171)      20,434,680
Cash and Cash Equivalents, Beginning of Year                                 41,832,103       29,946,377
                                                                        ================   ==============
Cash and Cash Equivalents, End of Year                                       40,218,932       50,381,057
                                                                        ================   ==============

Supplemental disclosures of cash flow information:
     Interest paid                                                            5,186,273        5,179,650
     Income taxes paid                                                        1,334,000        1,180,000
                                                                        ================   ==============

Supplemental disclosure of noncash investing and financing activities:
     Increase (decrease) in net unrealized loss                                (636,711)          37,852
     Assets transferred to other real estate                                     33,592              100

See accompanying notes to consolidated financial statements.

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  In the  opinion  of  Management,  the  accompanying  consolidated  financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Carolina First BancShares, Inc. and Subsidiary Companies as of March 31, 1999 and December 31, 1998 the results of operations for the three-month periods ended March 31, 1999 and 1998, and cash flows for the three-month periods ended March 31, 1999 and 1998.

The accounting policies followed by the Company are set forth in Note 1 to the Company's audited consolidated financial statements for the year ended December 31, 1998.

2. The consolidated financial statements include the accounts of the holding company, and its wholly owned subsidiaries, Cabarrus Bank of North Carolina, ("Cabarrus Bank"), Lincoln Bank of North Carolina, ("Lincoln Bank") and Community Bank & Trust Company, ("Community Bank"). Jointly, Lincoln Bank and Cabarrus Bank own a mortgage company, Carolina First Mortgage Corporation and a financial services company, Carolina First Financial Services Corporation. All significant intercompany items and transactions have been eliminated in consolidation.

3. The results of operations for the three-month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results that might be expected for the full year ending December 31, 1999 and 1998.

4. The Company adopted the provisions of SFAS No. 128, "Earnings Per Share", during 1997. The Statement establishes standards for computing and presenting earnings per share (EPS). Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects potential dilution that could occur if the Company's dilutive stock options were exercised. The numerator of the basic EPS computation is the same as the numerator of the diluted EPS computation for all periods presented. A reconciliation of the denominator of the basic EPS computation is as follows.

                                                                                                Three months ended
                                                                                                     March 31,
                                                                                                 1999         1998
                                                                                                 -----------------
Basic EPS denominator: weighted average number of common shares outstanding                   5,429,925    5,334,030
Dilutive effect arising from assumed exercise of stock options                                   85,409      137,809
                                                                                                 ------      -------
Diluted EPS denominator                                                                       5,515,334    5,471,839
                                                                                              =========    =========

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

Comprehensive income is the change in equity of a Corporation during the period from transactions and other events and circumstances from non-owner sources. Comprehensive income is divided into net income and other comprehensive income. The Company's other comprehensive income for the three months ended March 31, 1999 and 1998 consists of unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the three months ended March 31, 1999 and 1998 is $1,463,036 and $1,873,256, respectively.

6. On December 23, 1998, a subsidiary of the Company merged with Community Bank & Trust Co. ("Community Bank"), a community bank with approximately $110 million in assets, headquartered in Rutherfordton, North Carolina. The merger was effected through a tax-free exchange of stock whereby each outstanding share of Community Bank was exchanged for .72716 of a share of the Company's common stock. Consequently, the Company issued approximately 1,021,202 shares of common stock and cash in-lieu of fractional shares for all of the outstanding shares of Community Bank. The merger has been accounted for as a pooling-of-interests.

In connection with the Community Bank merger, the Company incurred restructuring and merger related expenses of $1,861 for the three months ended March 31, 1999 and $2,070,000 for the year ended December 31, 1998. At December 31, 1998, accruals related to such charges totaled approximately $563,000, consisting mainly of severance payments and payments under employment contracts.

With the exception of accruals related to employment contracts totaling approximately $173,000, substantially all of the accrued restructuring and merger related expenses at December 31, 1998 were utilized during the three months ended March 31, 1999. The remaining accrual of approximately $150,000 for employment contracts relates to amounts due to former Community Bank executive officers under existing employment contracts and will be paid out over the next year pursuant to the terms of the contracts.

                                     Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
AND RESULTS OF OPERATIONS

The following discussion and analysis sets forth the major factors which affected the Company's results of operations and financial condition reflected in the unaudited financial statements for the three-month periods ended March 31, 1999 and 1998.

Year 2000 Readiness Disclosure

The Company is aware of and is addressing the implications of Year 2000 computer problem. The "Year 2000 Issue" is a general term used to describe problems that may arise as a result of improper processing of dates and date-sensitive calculations as the Year 2000 approaches. The issue is due to the fact that many of the world's existing computer programs use only two digits to identify the year in a date field. When these programs were developed there was a lack of consideration on the impact of the upcoming century date change. These programs could experience malfunctions when the last two digits of the year change to "00" and are interpreted it as 1900 rather than 2000. This misinterpretation could result in disruptions to normal business operations. Due to these possible ramifications, the Company is taking the Year 2000 Issue very serious.

The Company's Year 2000 Preparedness Team is comprised of a representative from all major areas of the Company. The Company's Board of Directors has approved a plan submitted by the Year 2000 team. The plan was developed in accordance with the guidelines set by the Federal Financial Institutions Examination Council.

The first phase of the plan required the Company to assess or inventory all known processes that could be impacted by the Year 2000 Issue and their vendors, if applicable. The inventory included not only typical computer processes, but also all systems and equipment that could be impacted by embedded micro-chip malfunctions. These include but are not limited to the Company's alarm systems, telephone systems, elevators, and ATM machines. This assessment phase is complete, and is updated as needed.

The second phase of the plan required the Company to contact all third party vendors and service providers. We must obtain documentation regarding their Year 2000 efforts. This is significant for the Company due to its extreme dependence on external sources. This is an ongoing phase to track the vendors and service providers continuous efforts.

Additionally, the Company's plan deals with the assessment of its significant borrowers and depositors and their Year 2000 readiness. Through letters, questionnaires, and personal contacts, the Company has assessed the Year 2000 risk associated with these customers. The Year 2000 Issue is being addressed as an addendum to the Company's loan policy. New loans will be subject to Year 2000 assessment as part of the approval process.

The Company's Board of Directors approved a Year 2000 three-year budget of $58,100 in 1998, $58,100 in 1999, and $25,000 in 2000. This budget was set to cover all costs associated with the Year 2000. Some areas include but are not limited to software and hardware upgrades, customer awareness materials, necessary testing, and employee training and education.

The third and fourth required phases deal with renovation and validation. To cover these phases, the testing of our hardware and all mission-critical applications has been completed. All upgrades to software and test scripts have been received from the vendors and service providers. We are continuing with our testing to include lower priority systems. This testing will be complete by June 30, 1999. If any problems arise during testing, the Company will request a fix from the providers.

The Company believes that the potential effects on internal operations of the Year 2000 issue can and will be addressed prior to the Year 2000. The fifth phase is implementation, whereby the bank introduces its successfully tested systems into use within the bank (a.k.a. "put into production environment"). This has been an ongoing process, as we have made efforts to replace and upgrade older systems with newer technology. In the event that required modifications or conversions are not completed on a timely basis prior to the Year 2000, normal business operations could be disrupted. Even after tests have been completed and results are satisfactory, the Company must consider the fact that systems could still fail when the actual date arrives. Therefore, the Company is in the process of preparing a Business Resumption Contingency Plan that addresses all areas of operations, such as power, telecommunications, etc. and how we will resume business if any or all areas experiences difficulties, until the Year 2000 problems are fixed. This Business Resumption Contingency Plan and our methods of validating the plan will be complete by June 30, 1999.

The costs associated with the Year 2000 project and the date the Company plans to complete Year 2000 compliance are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved at the cost disclosed or within the time frame indicated. The Company is continuing to work on Year 2000 problem and provide contingency plans to reduce the possibility of Year 2000 problems.

General

Net income for the quarter ended March 31, 1999 was $2,099,747, or $.39 per basic share, compared to net income of $1,835,404, or $.34 per basic share, for the same period in 1998.

Net Interest Income/Margins

Net interest income of $7,941,844 during the first three months of 1999 resulted from a net interest margin of 4.74% on average earning assets of $675.4 million. This compares with a net interest margin of 4.90% on average earning assets of $572.5 million generating net interest income of $6,969,999 for the same period in 1998. The interest rate earned on taxable securities has been reduced as the Company continues to invest in relatively short-term government securities. The Company has, however, been able to sustain the strong net interest margin as average interest bearing liabilities have decreased slightly as a percentage of total liabilities and capital. This is the result of both increased capital and increases in noninterest bearing deposits. Interest rates have remained relatively stable and thus the change in the net interest margin is more a function of competition and investment options than changes in interest rates. The increase in loan demand experienced by the Company positively affects the net interest margin, as noted by the large volume related increase, and is an indicator of the continued strong local economy. The increase in net interest income consists of a decrease of $309,000 relative to rate and an increase of $1,285,000 relative to volume.

Management reviews asset/liability volumes and rates on a regular basis. As Carolina First's loans have continued to grow, the funds have been obtained primarily through customer deposits and the maturing of investment securities. Deposit and loan rates are adjusted as market conditions and Company needs allow.

Analysis of average balances and interest rates for the three-months ended March 31, 1999 and 1998 is presented on pages 14 and 15 of this report. Such analysis is presented on a fully-taxable equivalent basis at the federal statutory rate of 34%.

Loan Loss Allowance/Provision

The allowance for loan losses represents management's determination as to an adequate amount in relation to the risk of likely losses in the loan portfolio. In evaluating the allowance and its adequacy, management considers the bank's loan loss experience, the amount of past due and non-performing loans, current economic conditions and other appropriate information. Because these risks are continually changing in response to facts beyond the control of the Company, such as the state of the economy, management's judgment as to the adequacy of the provision is approximate and imprecise. It is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as methodology used to calculate the allowance for loan losses and the size of the loan loss allowance in comparison to a group of peer banks identified by the regulatory agencies.

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

On a monthly basis, the Company reviews the adequacy of its allowance for loan losses. The loan review staff prepares a listing of loans believed to be deserving of a closer review by management. These loans are rated as to the presumed collectibility, and a statistical loss factor is assigned to each category of loans that directly relates to the associated risk. In addition to these specific allowances, an additional component of the allowance is computed by applying a factor based on historical loss experience to all loans by type that are not listed on the above referenced schedule. Finally, an additional factor is assigned to the entire portfolio to cover probable losses from any borrower that may not be identified yet. This final component reflects the economic conditions of the market areas served. These factors are multiplied by the balances in each category and totaled to determine the required allowance for loan losses. The actual allowance for loan losses (after charge-offs) is compared with the required level to determine if an additional provision should be made in the current period. The allowance for loan losses was $7,090,976 or 1.47% of outstanding loans, at March 31, 1999 and $6,723,516 or 1.41% of outstanding loans, at December 31, 1998.

The provision for loan losses charged to operations during the first three months was $383,000 in 1999 and $209,000 in 1998. Charge-offs, net of recoveries, were $15,540 or .01 (annualized) of average loans outstanding, during the three months ended March 31, 1999, as compared to $63,056 or .06% (annualized) of average loans outstanding, during the same period in 1998. The ratio of non-accrual loans to total loans was .48% at March 31, 1999, .31% at December 31, 1998, and .28% at March 31, 1998. The ratio of non-performing assets to total assets was .47% at March 31, 1999, .26% at December 31, 1998, and .26% at March 31, 1998. The increase in nonperforming assets is primarily due to two loans for which the Company has significant collateral. Management believes that reserves and asset values are adequate to facilitate the timely disposition of these assets.

The following table depicts the change in the allowance for loan losses for the periods ended March 31, 1999 and 1998.

                                                                                  1999             1998
                                                                                  ----             ----
Balance at beginning of year                                                   $6,723,516      $5,837,328
Charge-offs                                                                      (84,312)        (91,481)
Recoveries                                                                         68,772          30,351
Provision for loan losses                                                         383,000         209,000
                                                                                  -------         -------
Balance at March 31,                                                           $7,090,976      $5,985,198
                                                                               ==========      ==========

Non-Interest Income

Non-interest income increased $148,125 or 8.20% for the three-month period ended March 31, 1999, as compared to the same period a year earlier. Non-interest income from core operations continues to increase as the Company expands fee income areas such as trust services and credit cards. Also, the deposits acquired from the 1998 branch acquisitions and branch openings have positively impacted deposit-related income.

Non-interest expense increased $614,248 or 10.58% for the three-month period ended March 31, 1999, as compared to the same period a year earlier. Non-interest expense increased in relation to the 1998 branch acquisitions, and 1998 branch openings and the completed acquisition of Community Bank in late December 1998. Specifically, occupancy and data processing were directly effected as well as other expenses which includes the amortization of the premium paid to acquire the deposits. Additionally, the expenses relative to our technology expenditures are apparent in the increase in equipment expense of $134,000.

Financial Condition

The Company's total assets at March 31, 1999 and 1998, were $742,921,679 and $647,649,014 respectively, and $731,626,244 at December 31, 1998. Average earning assets for the first three months of 1999 were $657,447,000 versus $572,494,000 for the same period a year earlier, an increase of 17.98%. This growth is the result of the strong local economy and the Company's continued expansion of its customer base. During the past year, the Company has opened three supermarket branches and two stand alone branches. The Company will continue to look for ways to acquire business and grow in market share in the existing markets.

Average loans of $473,198,000 represented 70.06% of average earning assets during the first three months of 1999. During the same period in 1998, average loans totaled $400,531,000, or 69.96% of average earning assets. Gross loans increased to $483,749,202 at March 31, 1999, an 18.57% increase over loans a year ago at March 31, 1998 and a 1.60% increase over December 31, 1998. It is anticipated that general loan growth will continue to mirror the economy, however, competition for quality loans may adversely effect the net interest margins.

Securities averaged $183,936,000 during the three months ended March 31, 1999 versus $157,948,000 for the same period a year ago. The securities portfolio represented 27.23% of earning assets at March 31, 1999 and 27.59% at March 31, 1998. At March 31, 1999, the securities portfolio had an unrealized gain of approximately $85,873 for securities available for sale. A gain of $40,162 was realized during the first 3 months of 1999. Securities held to maturity with a carrying value of approximately $12.7 million were scheduled to mature within the next five years. Of this amount, $6.0 million were scheduled to mature within one year. Securities available for sale with a carrying value of $141.0 million were scheduled to mature within the next five years. Of this amount, $59.2 million were scheduled to mature within one year. The Company currently has the ability and intent to hold its investment securities held to maturity to their contractual maturity. Certain debt securities are designated by management as held for sale and are carried at the lower of cost or market because management may sell them before they mature. The Company's securities portfolio has shifted toward the available for sale category due to the added flexibility allowed over the securities held to maturity.

Average interest bearing liabilities rose 16.51%, to $575,400,000 in the first three months of 1999, from an average of $493,874,000 in the first three months of 1998. Total deposits increased 15.15% from March 31, 1998 to March 31, 1999, and 1.39% from December 31, 1998 to March 31, 1999. The second quarter acquisitions of 1998 resulted in large growth rates. As the Company capitalizes on these acquisitions and gains market share, deposits will continue to increase.

Liquidity

The liquidity position of the Company's subsidiaries, Lincoln Bank ("Lincoln"), Cabarrus Bank of North Carolina ("Cabarrus"), and Community Bank & Trust Co. ("Community Bank") is primarily dependent upon their need to respond to withdrawals from deposit accounts and upon the liquidity of their assets. Primary liquidity sources include cash and due from banks, federal funds sold, short-term investment securities and loan repayments. At March 31, 1999, the Company had a liquidity ratio of 33.80%. Management believes the liquidity sources are adequate to meet operating needs. Except as discussed above, there are no known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations. The Company presently anticipates it has sufficient liquidity to meet Year 2000 cash needs of its customers.

Capital Resources

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The primary Federal regulators for the Banks and the Company have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with the guidelines. The current capital standard call for a minimum total capital of 8% of risk-adjusted assets, including 4% Tier I capital, and minimum leverage ratio of Tier I capital to total tangible assets of at least 4-5%. The Company, Lincoln Bank, Cabarrus Bank and Community Bank all maintain capital levels exceeding the minimum levels for well capitalized banks and bank holding companies as follows.

                                               Well       Adequately    Carolina    Lincoln    Cabarrus     Community
                                           Capitalized    Capitalized     First       Bank        Bank         Bank
Tier I capital to risk adjusted assets         6.00%          4.00%      11.86%     10.66%      10.06%         12.46%
Total capital to risk adjusted assets         10.00%          8.00%      13.11%     11.92%      11.32%         13.71%
Leverage ratio                                 5.00%          4.00%       7.90%      7.75%       7.23%          6.57%

The following table summarizes net interest income and average yields and rates paid for the years indicated. For purposes of this analysis, the interest on non-taxable investment securities has been adjusted to a taxable-equivalent amount to facilitate comparison with other asset yields. The adjustment gives effect tot the exemption form federal income taxes for earnings on obligations of state and political subdivisions and assumes a marginal tax rate of 34%. Non-accrual loans are excluded from the interest-earning loan balances shown.

                                                                             As of March 31,
                                       ---------------------------------------------------------------------------------------------
                                                                               (Thousands)
                                                             1999                                           1998
                                       ----------------------------------------------   --------------------------------------------
                                                           Interest                                       Interest
                                           Average          Income/        Average        Average          Income/        Average
                                           Balance          Expense         Rate          Balance          Expense          Rate
                                       ----------------   ------------   ------------   ------------     ------------    -----------
Assets

Interest bearing deposits in other banks          $779            $20         10.27%            672              $28         16.67%
Taxable securities                             176,038          2,542          5.78%        152,223            2,262          5.94%
Non-taxable securities                           7,898            155          7.85%          5,725              148         10.34%
Federal funds sold and securities
   purchased with agreements to
   resell                                       17,534            232          5.29%         13,343              173          5.19%
Loans                                          473,198         10,762          9.10%        400,531            9,633          9.62%
                                       ----------------   ------------   ------------   ------------     ------------    -----------

   Interest earning assets                     675,447         13,711          8.12%        572,494           12,244          8.55%
                                       ----------------   ------------   ------------   ------------     ------------    -----------

Cash and due from banks                         26,982                                       23,239
Other assets                                    29,486                                       28,223
                                       ----------------                                 ------------

Total assets                                  $731,915                                     $623,956
                                       ================                                 ============


Liabilities and Shareholders' Equity

Interest bearing deposits
  Demand                                      $162,639           $842          2.07%       $137,614             $763          2.22%
  Savings                                       65,420            347          2.12%         58,986              459          3.11%
  Time                                         334,416          4,378          5.24%        287,361            3,880          5.40%
Other borrowings                                12,925            148          4.58%          9,913              122          4.92%
                                       ----------------   ------------   ------------   ------------     ------------    -----------

   Interest bearing liabilities                575,400          5,715          3.97%        493,874            5,224          4.23%
                                       ----------------   ------------   ------------   ------------     ------------    -----------

Other liabilities                               93,117                                       76,964
Shareholders' equity                            63,398                                       53,118
                                       ----------------                                 ------------


Total liabilities and shareholders'
   equity                                     $731,915                                     $623,956
                                       ================                                 ============

Interest rate spread                                                           4.15%                                          4.32%
                                                                         ============                                    ===========



Net interest earned and net
   yield on earning assets                                     $7,996          4.74%                          $7,020          4.90%
                                                          ============   ============                    ============    ===========

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

                                                                           As of March 31.
                                                 --------------------------------------------------------------------
                                                                             (Thousands)
                                                      1999                                                 1998
                                                     Income/                                             Income/
                                                     Expense           Volume            Rate            Expense
                                                 ----------------  ---------------   --------------   ---------------
Interest Income:
     Loans                                                10,762            1,653             (524)            9,633
     Securities - tax - exempt                               155               43              (36)              148
     Securities - taxable                                  2,542              344              (64)            2,262
     Federal funds sold & interest bearing
        balances in other banks                              252               59               (8)              201
                                                 ----------------  ---------------   --------------   ---------------
        Total Interest Income                             13,711            2,099             (632)           12,244

Interest Expense:
     Interest Bearing Demand                                 842              130              (51)              763
     Savings                                                 347               34             (146)              459
     Time                                                  4,378              616             (118)            3,880
     Other Borrowings                                        148               34               (8)              122
                                                 ----------------  ---------------   --------------   ---------------
        Total Interest Expense                             5,715              814             (323)            5,224
                                                 ----------------  ---------------   --------------   ---------------
        Net Interest Income                                7,996            1,285             (309)            7,020
                                                 ================  ===============   ==============   ===============

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

Credit Risk. Credit risk is the risk to the bank's earnings or capital from the potential of an obligator or related group of obligators failing to fulfill its or their contractual commitments to the bank. Credit risk is most closely associated with a bank's lending. It encompasses the potential of loss on a particular loan as well as the potential for loss from a group of related loans, i.e., a credit concentration. Credit risk extends also to less traditional bank activities. It includes the credit risk inherent in the bank's investment portfolio, the counterparties to interest rate contracts, and the stockbrokers holding the bank's investment portfolio in street name.

Interest Rate Risk. Interest rate risk is the risk to earnings or capital from the potential of movement in interest rates. It is the sensitivity of the bank's future earnings to interest rate changes. Interest rate risk is generally measured on the basis of duration analysis or gap analysis. Duration analysis measures the degree of risk in a particular instrument or portfolio and gap analysis defines the timing when loss may occur. The Company is willing to accept a modified duration of 5% and a one-year cumulative gap or +/- 5% and a one to five cumulative gap of +/- 8%. As of March 31, 1999, the Company had a modified duration of less than 2.78%. At March 31, 1999 the Company had a one-year cumulative gap of 3.53% and a one to five year cumulative gap of
5.78. The major components of interest rate risk are described as repricing risk, basis risk, yield curve risk, and options risk.

Price Risk. Price risk is the risk to earnings or capital from changes in the value of portfolios of financial instruments. Frequently this is referred to as market risk. Price risk is generally reflected as the risk of a decline in market value of its securities portfolio and the Company is willing to accept a 7.5% change in value after experiencing a 300 basis point rate shock, either positive or negative. At March 31, 1999, the price change was less than 7.3% with such a rate shock.

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

Most of these risks are interrelated and thus all must be considered by management regardless of the implied risk. Management reviews the performance against these ranges on a quarterly basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 15 of the Company's Annual Report to Shareholders for the period ended December 31, 1998. There has been no significant changes in these risks since December 31, 1998.

PART II - OTHER INFORMATION




Item 1 - Legal Proceedings
     The Company understands that its former Chairman and Chief Executive Officer, D. Mark Boyd, III, entered a negotiated plea of guilty upon the advice of counsel pursuant to the principles of North Carolina v. Alford, 400 U.S. 25, to two Misdemeanor Statements of Charges regarding his solicitation of the Company and one of his sons to violate the antifraud provisions of the North Carolina Securities Act, ending the pending criminal indictments against him. The SEC informal inquiry into trading in Community Bank stock prior to the public announcement of Community Bank's merger with a Company subsidiary continues. See the Company's Annual Report on Form 10-K for the period ended December 31, 1998 for additional information.

Item 2 - Changes in Securities and Use of Proceeds
     Not Applicable

Item 3 - Defaults upon Senior Securities
     Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders
     Not Applicable

Item 5 - Other Information
     Not Applicable

Item 6 - Exhibits and Reports on Form 8-K
         (a)  Exhibits:
               10. Carolina First BancShares, Inc. 1999 Long Term Incentive Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
               27.  Financial Data Schedule

         (b) Reports on Form 8-K
               The following reports on Form 8-K were filed by the Company during the quarter for which this report is filed:

                - On January 6, 1999 the Company filed an 8-K announcing the completion of the Company's acquisition of Community Bank & Trust Co., Marion, North Carolina, and filing a copy of the Company's Amended and Restated Bylaws.

                - On March 22, 1999, the Company filed an 8-K announcing the appointment of L.D. Warlick, Jr. as chairman of the Company's Board of Directors.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 CAROLINA FIRST BANCSHARES, INC.
                                                 (Registrant)



Date:  May 14, 1999                        By:  /s/ James E. Burt, III
     ---------------------------------     -------------------------------------
                                            James E. Burt, III
                                            Chief Executive Officer



Date:  May 14, 1999                        By: /s/ Jan H. Hollar
     ----------------------------------    -------------------------------------
                                            Jan H. Hollar
                                            Chief Financial Officer