Form 10-Q
period 1999-06-30
CAROLINA FIRST BANCSHARES INC
filed 1999-08-17
CIK 846465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

                                    Yes X     No

                5,981,722 SHARES OF COMMON STOCK, PAR VALUE $2.50
                   PER SHARE, OUTSTANDING AS OF July  29, 1999

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES

INDEX                                                                                   PAGE
PART I.           FINANCIAL INFORMATION

Item 1.                    Financial Statements

                  Consolidated Balance Sheets - June 30, 1999
                  and December 31, 1998                                                 3

                  Consolidated Statements of Operations -
                  Three and Six Months Ended June 30, 1999
                  and 1998                                                              4

                  Consolidated Statements of Changes in
                  Shareholder's Equity and Comprehensive Income -
                  Six Months Ended June 30, 1999 and 1998                               5

                  Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 1999 and 1998                               6

                  Notes to Consolidated Financial Statements                            7

Item 2.                    Management's Discussion and Analysis
                           of Financial Condition and Results of Operations             9 -15

Item 3.                    Quantitative and Qualitative Disclosures about               16
                           Market Risk


PART II.          OTHER INFORMATION                                                     17
Signatures                                                                              18

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
--------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------


                                                                 JUNE 30,      DECEMBER 31,
                                                               --------------  --------------
                                                                   1999            1998
                                                               --------------  --------------
                                                                         (unaudited)

Assets:
Cash and due from banks ......................................   $24,719,815     $28,611,146
Federal funds sold ...........................................     1,174,551      13,220,957
                                                               --------------  --------------
  Total cash and cash equivalents ............................    25,894,366      41,832,103
Interest bearing deposits in other banks .....................     1,213,440         777,346
Investment securities held to maturity (market value of
  $39,826,873 in 1999 and $33,609,910 in 1998) ...............    40,561,067      33,306,113
Securities available for sale (cost of $175,097,181 in
   1999 and $153,255,268 in 1998) ...........................    172,709,205     154,384,075
Loans, net of unearned income ( $686,006 in 1999 and
   $565,714 in 1998) ........................................    498,296,225     476,109,833
  Allowance for loan losses ..................................    (7,095,699)     (6,723,516)
                                                               --------------  --------------
  Loans, net .................................................   491,200,526     469,386,317

Premises and equipment, net ..................................    13,224,748      13,662,738
Other real estate owned ......................................       223,873         326,206
Other assets .................................................    17,659,480      17,951,346
                                                               --------------  --------------
Total Assets .................................................  $762,686,705    $731,626,244
                                                               ==============  ==============

Liabilities and Shareholders' Equity
Deposits:
   Demand ....................................................   $96,870,403     $89,666,447
   Interest bearing transaction accounts .....................   172,880,722     167,131,413
   Savings ...................................................    68,462,496      63,833,667
   Time, $100,000 and over ...................................    87,260,418      87,947,784
   Other time ................................................   241,440,492     244,023,259
                                                               --------------  --------------
   Total deposits ............................................   666,914,531     652,602,570
Borrowed funds ...............................................    30,117,415      10,399,634
Other liabilities ............................................     2,241,999       6,646,309
                                                               --------------  --------------
Total Liabilities ............................................   699,273,945     669,648,513

Shareholders' Equity:
  Preferred stock, $1.00 par value; authorized --- 5,000,000 shares; none issued and outstanding; Common stock, $2.50
  par value; authorized --- 20,000,000 shares; issued and
  outstanding - 5,438,225 shares in 1999, and 5,396,736
  shares in 1998 .............................................    13,595,562      13,491,840
  Additional paid-in capital .................................    22,841,299      22,758,001
  Retained earnings ..........................................    28,433,775      25,031,771
  Accumulated other comprehensive income .....................    (1,457,876)        696,119
                                                               --------------  --------------
  Total Shareholders' Equity .................................    63,412,760      61,977,731
Commitments and Contingent Liabilities .......................      -----           -----
Total Liabilities and Shareholders' Equity ...................  $762,686,705    $731,626,244
                                                               ==============  ==============

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 Three Months Ended                         Six Months Ended
                                                                      June 30,                                    June 30,
                                                           ----------------------------------        -------------------------------
                                                               1999                1998                    1999             1998
                                                           ----------------------------------        -------------------------------
Interest Income:
Interest and fees on loans ................................ $11,124,699         $9,966,919             $21,886,795      $19,600,162
Interest and dividends on securities:
    Taxable income ........................................   2,836,505          2,501,534               5,387,848        4,771,468
    Non-taxable income ....................................      96,886             64,018                 198,469          161,645
Other interest income .....................................      67,290            311,912                 309,678          505,360
                                                            ------------       ------------            ------------     ------------
   Total interest income ..................................  14,125,380         12,844,383              27,782,790       25,038,635

Interest Expense:
Interest on deposits ......................................   5,521,629          5,353,888              11,089,038       10,455,906
Interest on borrowed funds ................................     188,794            109,989                 336,951          232,224
                                                            ------------       ------------            ------------     ------------
   Total interest expense .................................   5,710,423          5,463,877              11,425,989       10,688,130

Net Interest Income .......................................   8,414,957          7,380,506              16,356,801       14,350,505
Provision for Loan Losses .................................     347,200            301,000                 730,200          510,000
                                                            ------------       ------------            ------------     ------------
Net Interest Income after Provision for Loan Losses .......   8,067,757          7,079,506              15,626,601       13,840,505

Other Income:
Charges on deposit accounts ...............................   1,008,149            988,060               1,958,849        1,888,180
Insurance commissions .....................................     160,225            199,352                 260,879          354,841
Other service fees and commissions ........................     378,323            353,815                 743,389          679,723
Mortgage banking income ...................................     149,500            157,508                 335,539          303,307
Securities gains, net .....................................        --               42,708                  40,162           42,708
Other income ..............................................     356,980            330,440                 668,483          609,123
                                                            ------------       ------------            ------------     ------------
   Total other income .....................................   2,053,177          2,071,883               4,007,301        3,877,882

Operating Expenses:
Salaries and benefits .....................................   3,036,446          3,178,388               6,262,832        6,236,837
Occupancy and equipment ...................................     931,799            831,560               1,823,111        1,589,039
Federal and other insurance premiums ......................      38,679             52,141                  85,711          105,379
Office supplies ...........................................     259,384            256,945                 471,616          488,378
Data processing ...........................................     306,284            161,930                 544,063          313,548
Other expenses ............................................   2,155,102          1,541,120               3,960,053        3,094,347
                                                            ------------       ------------            ------------     ------------
   Total operating expenses ...............................   6,727,694          6,022,084              13,147,386       11,827,528

Income Before Income Taxes ................................   3,393,240          3,129,305               6,486,516        5,890,859
Income Taxes ..............................................   1,003,061          1,086,025               1,996,590        2,012,175
                                                            ============       ============            ============     ============
Net Income ................................................  $2,390,179         $2,043,280              $4,489,926       $3,878,684
                                                            ============       ============            ============     ============

Net Income Per Common Share - Basic .......................       $0.40              $0.34                   $0.75            $0.65
                                                            ============       ============            ============     ============
Net Income Per Common Share - Diluted .....................       $0.39              $0.33                   $0.73            $0.64
                                                            ============       ============            ============     ============
Cash Dividend Per Common Share ............................       $0.10              $0.08                   $0.20            $0.16
                                                            ============       ============            ============     ============

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)

                                                                                      ACCUMULATED
                                        COMMON STOCK      ADDITIONAL                    OTHER            TOTAL
                                    ---------------------   PAID-IN     RETAINED     COMPREHENSIVE    SHAREHOLDERS'
                                     SHARES     AMOUNT      CAPITAL     EARNINGS     INCOME (LOSS)       EQUITY
                                    ---------- ----------  -----------  -----------  --------------- --------------
Balance, December 31, 1997          5,325,769  $13,314,423  $22,335,466 $19,980,565      $580,346      56,210,800

Exercise of stock options              53,194      132,985      146,133                                   279,118

Cash dividend ($.16 per share)                                             (862,918)                     (862,918)

Retirement of stock                    (1,264)      (3,160)     (34,732)                                  (37,892)

Dividend Reinvestment Plan              4,432       11,080      110,049                                   121,129

Net income                                                                3,878,684                     3,878,684

Other comprehensive income:
    Unrealized gain on securities
    available for sale                                                                     98,430          98,430

                                                                                                    ---------------
Total comprehensive income                                                                              3,977,114

                                    ----------  ----------  ----------- -----------   ------------- ---------------
Balance, June 30, 1998              5,382,131   13,455,328   22,556,916  22,996,331       678,776      59,687,351


Balance, December 31, 1998          5,396,736   13,491,840   22,758,001  25,031,771       696,119      61,977,731

Exercise of stock options              44,467      111,167      156,952                                   268,119

Cash dividend ($.20 per share)                                           (1,087,922)                   (1,087,922)

Retirement of stock                    (3,819)      (9,548)     (95,941)                                 (105,489)

Dividend reinvestment plan                841        2,103       22,287                                    24,390

Net income                                                                4,489,926                     4,489,926

Other comprehensive income:
    Unrealized loss on securities
    available for sale                                                                 (2,153,995)     (2,153,995)

                                                                                                   ---------------
Total comprehensive income                                                                              2,335,931

                                    ========== ===========  =========== ===========  ============= ===============
Balance, June 30, 1999              5,438,225  $13,595,562  $22,841,299 $28,433,775   ($1,457,876)    $63,412,760
                                    ========== ===========  =========== ===========  ============= ===============

Carolina First BancShares, Inc. and Subsidiary Companies
------------------------------------------------------------------------
Consolidated Statements of Cash Flows
------------------------------------------------------------------------
For the Six Months Ended June 30, 1999 and 1998
------------------------------------------------------------------------

                                                                               1999              1998
                                                                             ---------        ----------
Operating Activities:
Net Income .................................................................  4,489,926        3,878,684
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .........................................  1,314,906          896,899
     Accretion and amortization of securities discounts and premiums, net ..   (721,747)        (192,950)
     Provision for loan losses .............................................    730,200          510,000
     Losses on sales of equipment, net .....................................      5,514                -
     Gains (losses) on sales of real estate, net ...........................    (16,499)             500
     Decrease (increase) in other assets ...................................  1,316,236          (91,851)
     Decrease in other liabilities ......................................... (3,633,854)        (387,461)

                                                                            ------------     ------------
          Net cash provided by operating activities ........................  3,484,682        4,613,821
                                                                            ------------     ------------
Investing Activities:
Proceeds from maturities of securities available for sale .................. 56,575,745       22,080,386
Proceeds from sales of securities available for sale ....................... 12,511,647          366,539
Purchases of securities available for sale .................................(90,176,421)     (41,954,951)
Proceeds from calls and maturities of securities held to maturity ..........  6,699,651        5,465,103
Purchases of securities held to maturity ...................................(13,985,742)      (1,088,423)
Purchases and maturities of certificates of deposit, net ...................   (436,094)         (48,760)
Originations of loans, net .................................................(22,599,166)     (16,822,009)
Proceeds from sale of real estate ..........................................    182,144          247,865
Proceeds from sale of premises and equipment ...............................     29,772                -
Capital expenditures .......................................................   (582,339)        (817,876)

                                                                            ------------     ------------
          Net cash used in investing activities ............................(51,780,803)     (32,572,126)
                                                                            ------------     ------------
Financing Activities:
Increase (decrease) in time deposits ....................................... (3,270,133)      26,252,513
Net increase in other deposits ............................................. 17,582,094       24,013,352
Net increase (decrease) in borrowed funds .................................. 19,717,781         (462,783)
Repayment of notes payable .................................................   (770,456)          89,697
Repurchase of stock ........................................................   (105,489)         (37,892)
Payment of cash dividends and fractional shares ............................ (1,087,922)        (862,918)
Issuance of stock ..........................................................    292,509          400,247

                                                                            ------------     ------------
          Net cash  provided by financing activities ....................... 32,358,384       49,392,216
                                                                            ------------     ------------

Net Increase in Cash and Cash Equivalents ..................................(15,937,737)      21,433,911
Cash and Cash Equivalents, Beginning of Year ............................... 41,832,103       29,946,377

                                                                            ============     ============
Cash and Cash Equivalents, End of Year ..................................... 25,894,366       51,380,288
                                                                            ============     ============

Supplemental disclosures of cash flow information:
     Interest paid ......................................................... 11,050,669       10,614,864
     Income taxes paid .....................................................  2,616,300        1,808,100
                                                                            ============     ============

Supplemental disclosure of noncash investing and financing activities:
     Increase (decrease) in net unrealized loss ............................ (2,153,995)          98,430
     Assets transferred to other real estate ...............................     55,313          203,100

See accompanying notes to consolidated financial statements.

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  In the  opinion  of  Management,  the  accompanying  consolidated  financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Carolina First BancShares, Inc. and Subsidiary Companies as of June 30, 1999 and December 31, 1998 the results of operations for the three and six-month periods ended June 30, 1999 and 1998, and cash flows for the six-month periods ended June 30, 1999 and 1998.

The accounting policies followed by the Company are set forth in Note 1 to the Company's audited consolidated financial statements for the year ended December 31, 1998.

2. The consolidated financial statements include the accounts and results of operations of the holding company, and its wholly owned subsidiaries, Cabarrus Bank of North Carolina, ("Cabarrus Bank"), Lincoln Bank of North Carolina, ("Lincoln Bank") and Community Bank & Trust Co., ("Community Bank"), collectively, the "Banks". Jointly, Lincoln Bank and Cabarrus Bank own a mortgage company, Carolina First Mortgage Corporation and a financial services company, Carolina First Financial Services Corporation. The consolidated financial statements also include the accounts and results of operations of Lincoln Bank's wholly-owned Delaware holding company subsidiary of Lincoln Bank, CFBI Corp. and wholly-owned subsisiary, CFBI Mortgage, Inc.. All significant intercompany items and transactions have been eliminated in consolidation. The Company operates as one business segment.

3. The results of operations for the three and six-month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results that might be expected for the full year ending December 31, 1999 and 1998.

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

                                                             Three months ended June 30,     Six months ended June 30,
                                                                1999          1998              1999           1998
                                                            ---------------------------      -------------------------
Basic EPS denominator: weighted average number of
common shares outstanding ................................... 5,440,487     5,369,804        5,435,206      5,351,917
Dilutive effect arising from assumed exercise of
stock options ...............................................    75,174       151,856           80,291        144,832
                                                                 ------       -------           ------        -------

Diluted EPS denominator ..................................... 5,515,661     5,521,660        5,515,497      5,496,749
                                                              =========     =========        =========      =========

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

Comprehensive income is the change in equity of a Corporation during the period from transactions and other events and circumstances from non-owner sources. Comprehensive income is divided into net income and other comprehensive income. The Company's other comprehensive income for the three and six-months ended June 30, 1999 and 1998 consists of unrealized gains and losses on securities available for sale. Comprehensive income for the three and six-months ended June 30, 1999 is $872,895 and $2,335,931, respectively and for the three and six months ended June 30, 1998 is $1,839,836 and $3,977,114, respectively.

Information concerning the Company's other comprehensive income for the three and six months ended June 30, 1999 and 1998 is as follows:

                                                    Three months ended June 30,        Six months ended June 30,
                                                     1999                 1998            1999            1998
                                                    ----------------------------      ---------------------------
Unrealized  holdings gains (losses arising
during the period ...............................  $(2,153,995)         $124,909      $(2,129,095)       $124,909
Less:   reclassification   adjustment  for
realized gains (losses), net of taxes ...........     ---                 26,479           24,900          26,479
                                                   ============        =========      ============      ==========
Unrealized  gains  (losses) on  securities
available  for  sale,  net  of  applicable
income taxes ....................................  $(2,153,995)          $98,430      $(2,153,995)        $98,430
                                                   ============        =========      ============      ==========


6. On December 23, 1998, the Company merged with Community Bank, a $110 million community bank headquartered in Rutherfordton, North Carolina. The merger was effected through a tax-free exchange of stock whereby each outstanding share of Community Bank was exchanged for .72716 of a share of the Company's common stock. Consequently, the Company issued and reserved for issuance pursuant to stock options, approximately 1,021,202 shares of common stock and cash in-lieu of fractional shares for all of the outstanding shares of Community Bank. Community Bank is continuing to operate as a wholly-owned subsidiary of the Company. The merger with Community Bank has been accounted for as a pooling-of-interests.

In connection with the Community Bank merger, the Company incurred restructuring and merger related expenses. At December 31, 1998, accruals related to such restructuring charges totaled approximately $563,000, consisting mainly of severance payments and payments under employment contracts. During the six months ended June 30, 1999, the Company paid $476,000 in connection with severance payments and payments under employment contracts which has been charged to the restructuring accrual. The remaining restructuring accrual of approximately $87,000 relates to amounts due to former Community Bank executive officers under existing employment contracts and will be paid out over the next year pursuant to the terms of the contracts.

7. Subsequent event. On June 23, 1999, the Company declared a 10% stock dividend to be paid on July 23, to shareholders on record as of July 9, 1999. All per share amounts, shown herein, have been restated to reflect the stock dividend for all periods presented.

                                     Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis sets forth the major factors which affected the Company's results of operations and financial condition reflected in the unaudited financial statements for the three and six-month periods ended June 30, 1999 and 1998. On June 23 1999, the Company declared a 10% stock dividend to be paid on July 23, 1999. All per share data has been restated to reflect the stock dividend.

Year 2000 Readiness Disclosure

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

The second phase of the plan required the Company to contact all third party vendors and service providers to obtain documentation regarding their Year 2000 efforts. This is significant for the Company due to its dependence on external sources. This is an ongoing phase to track the vendors and service providers continuous efforts.

Additionally, the Company's plan deals with the assessment of its significant borrowers and depositors and their Year 2000 readiness. Through letters, questionnaires, and personal contacts, the Company has assessed the Year 2000 risk associated with these customers. The Year 2000 Issue is being addressed as an addendum to the Company's loan policy. New and renewed loans will be subject to Year 2000 assessment as part of the approval process.

The Company's Board of Directors approved a Year 2000 three-year budget of $58,100 in 1998, $58,100 in 1999, and $25,000 in 2000. This budget was set to cover costs associated with the Year 2000. Some areas include but are not limited to software and hardware upgrades, customer awareness materials, necessary testing, and employee training and education.

The third and fourth required phases deal with renovation and validation. To cover these phases, the testing of our hardware and all mission-critical applications has been completed. All upgrades to software and test scripts have been received from the vendors and service providers and have been tested. We have completed our testing of lower priority systems.

The Company believes that the potential effects on internal operations of the Year 2000 Issue can and will be addressed prior to the Year 2000.

The fifth phase is implementation, whereby the Company introduces its successfully tested systems into use within the Company (a.k.a. "put into production environment"). This has been an ongoing process, as we have made efforts to replace and upgrade older systems with newer technology. All required modifications and conversions have been completed. Even after tests have been completed and results are satisfactory, the Company must consider the fact that systems could still fail when the actual date arrives. Therefore, the Company has completed a Board approved Business Resumption Contingency Plan that addresses all areas of operations, such as power, telecommunications, etc. and how we will resume business if any or all areas experiences difficulties, until the Year 2000 problems are fixed.

The costs associated with the Year 2000 project and the date the Company plans to complete Year 2000 compliance are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved or within the time frame indicated. The Company will make every effort to do whatever is necessary to correct all relevant problems in an attempt to eliminate any possibility of business disruptions.

General

Net income for the quarter ended June 30, 1999 was $2,390,179, or $.40 per basic share, compared to net income of $2,043,280, or $.34 per basic share, for the same period in 1998. Net income for the six-months ended June 30, 1999 was $4,489,923, or $.76 per basic share, compared to net income of $3,878,684, or $.65 per basic share, for the same period in 1998.

Net Interest Income/Margins

Net interest income of $16,356,801 during the first six-months of 1999 resulted from a net interest margin of 5.05% on average earning assets of $652.0 million. This compares with a net interest margin of 4.89% on average earning assets of $587.5 million generating net interest income of $14,350,505 for the same period in 1998. The interest rate earned on taxable securities has been reduced as the Company continues to invest in relatively short-term government securities. The Company has, however, been able to sustain the strong net interest margin as average interest bearing liabilities have decreased slightly as a percentage of total liabilities and capital. This is the result of both increased capital and increases in noninterest bearing deposits. Interest rates have remained relatively stable and thus the change in the net interest margin is more a function of competition and investment options than changes in interest rates. The increase in loan demand experienced by the Company positively affects the net interest margin, as noted by the large volume related increase, and is an indicator of the continued strong local economy. The increase in net interest income consists of an increase of $965,000 relative to rate and an increase of $1,143,000 relative to volume.

Management reviews asset/liability volumes and rates on a regular basis. As Carolina First's loans have continued to grow, the funds have been obtained primarily through customer deposits and the maturing of investment securities. Deposit and loan rates are adjusted as market conditions and Company needs allow.

Analysis of average balances and interest rates for the six-months ended June 30, 1999 and 1998 is presented on pages 14 and 15 of this report. Such analysis is presented on a fully-taxable equivalent basis at the federal statutory rate of 34 %.

Loan Loss Allowance/Provision

The allowance for loan losses represents management's determination as to an adequate amount in relation to the risk of likely losses in the loan portfolio. In evaluating the allowance and its adequacy, management considers the Company's loan loss experience, the amount of past due and non-performing loans, current economic conditions and other appropriate information. Because these risks are continually changing in response to facts beyond the control of the Company, such as the state of the economy, management's judgment as to the adequacy of the provision is approximate and imprecise. It is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as methodology used to calculate the allowance for loan losses and the size of the loan loss allowance in comparison to a group of peer banks identified by the regulatory agencies.

In assessing the adequacy of the allowance, management reviews the loan portfolio, to both ascertain whether there are probable losses and to assess the risk characteristics of the portfolio in the aggregate. This review considers the judgments of management, and also those of bank regulatory agencies that review the loan portfolio as part of their regular bank examination process.

There are no loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that the Company reasonably expects will materially impact future operating results, liquidity, or capital resources. The Company has no concentrations or credit risks by type of credit or industry group within its loan or investment portfolio.

On a monthly basis, the Company reviews the adequacy of its allowance for loan losses. The Company has both an allocated and unallocated allowance for loan losses. The allocated portion of the allowance for loan losses represents specific allowances related to loans identified by management These loans are rated as to the presumed collectibility, and a statistical loss factor is assigned to each category of loans that directly relates to the associated risk. The allocated portion of the allowance also includes a component that is computed by applying a factor based on historical loss experience to all other loans by type. The unallocated portion of the allowance for loan losses is determined by assigning a factor to the entire portfolio to cover probable losses inherent in the loan portfolio. This final component reflects the economic conditions of the market areas served. These factors are multiplied by the balances in each category and totaled to determine the required allowance for loan losses. The actual allowance for loan losses (after charge-offs) is compared with the required level to determine if an additional provision should be made in the current period. The allowance for loan losses was $7,095,699 or 1.42% of outstanding loans, at June 30, 1999 and $6,723,516 or 1.41% of outstanding loans, at December 31, 1998.

The provision for loan losses charged to operations during the first six months was $730,200 in 1999 and $510,000 in 1998. This increase in the provision is due to the increase in non-performing assets and loan growth. Charge-offs, net of recoveries, were approximately $358,000 or 0.2% (annualized) of average loans outstanding, during the six months ended June 30, 1999, as compared to approximately $204,000 or 0.1% (annualized) of average loans outstanding, during the same period in 1998. Non-accrual loans and loans grater than 90 days past due and still accruing were $1,947,427 and $127,412, respectively, at June 30, 1999, $1,432,086 and $111,272, respectively, at December 31, 1998 and $881,510 and $325,843, respectively, at June 30, 1998. The ratio of non-accrual loans to total loans was 0.40% at June 30, 1999, 0.31% at December 31, 1998, and 0.20% at June 30, 1998. The ratio of loans greater than 90 days and still accruing to total loans was 0.03% at June 30, 1999, 0.02% at December 31, 1998, and 0.08% at June 30, 1998. The ratio of non-performing assets to total assets was 0.30% at June 30, 1999, 0.26% at December 31, 1998, and 0.26% at June 30, 1998. The
increase in nonperforming assets is primarily due to two commercial loans for which the Company has significant collateral. Management believes that reserves and asset values are adequate to facilitate the timely disposition of these assets.

The following table depicts the change in the allowance for loan losses for the periods ended June 30, 1999 and 1998.

                                                                                 1999             1998
                                                                               ----------      ----------
Balance at beginning of year ................................................  $6,723,516      $5,837,328
Charge-offs .................................................................   (448,427)       (298,419)
Recoveries ..................................................................      90,410          94,055
Provision for loan losses ...................................................     730,200         510,000
                                                                               ----------      ----------
Balance at June 30, .........................................................  $7,095,699      $6,142,964
                                                                               ==========      ==========

Non-Interest Income

Non-interest income increased $129,419 or 3.34% for the six-month period ended June 30, 1999, as compared to the same period a year earlier. Non-interest income from core operations continues to increase as the Company expands fee income areas such as trust services and credit cards. The Company also recognized a gain of $15,764 on the sale of other real estate. Also, the deposits acquired from the 1998 branch acquisitions and branch openings have positively impacted deposit-related income.

Non-interest expense increased $1,319,858 or 11.16% for the six-month period ended June 30, 1999, as compared to the same period a year earlier. Non-interest expense increased in relation to the 1998 branch acquisitions, and 1998 branch openings and the completed acquisition of Community Bank in late December 1998. Specifically, occupancy and data processing were directly affected as well as other expenses, including the amortization of the premium paid to acquire the deposits. Additionally, the expenses related to technology expenditures are reflected in the increase in occupancy and equipment expense of $234,000.

The effective income tax rate was 30.78% for the six months ended June 30, 1999 compared to 34.16% for the same period in 1998. The decrease in effective rate was due to an increase in holdings of municipal securities and state tax strategy.

Financial Condition

The Company's total assets at June 30, 1999 and 1998, were $762,686,705 and $671,058,615 respectively, and $731,626,244 at December 31, 1998. Average earning assets for the first six months of 1999 were $652,028,000 versus $587,509,000 for the same period a year earlier, an increase of 10.98%. This growth is the result of the strong local economy and the Company's continued expansion of its customer base. In 1998, the Company opened three new full service branches during the second and third quarters of the year and acquired the deposits of a former Central Carolina Bank branch in the fourth quarter. The Company will continue to look for ways to acquire business and increase market share in the existing markets.

Average loans of $441,565,000 represented 67.72% of average earning assets during the first six months of 1999. During the same period in 1998, average loans totaled $404,431,000, or 68.84% of average earning assets. Gross loans increased to $498,296,225 at June 30, 1999, an 18.47% increase over loans a year ago at June 30, 1998 and a 4.66% increase over December 31, 1998. It is anticipated that general loan growth will continue to mirror the economy. However, competition for quality loans may adversely effect the net interest margins.

Securities averaged $195,967,000 during the six months ended June 30, 1999 versus $165,425,000 for the same period a year ago. The securities portfolio represented 30.05% of earning assets during the six months ended June 30, 1999 and 28.16% at June 30, 1998. At June 30, 1999, the securities portfolio had an unrealized loss of approximately $2,387,976 for securities available for sale. A gain of $40,162 was realized during the first 6 months of 1999. Securities held to maturity with a carrying value of approximately $9.1 million were scheduled to mature within the next five years. Of this amount, $3.4 million were scheduled to mature within one year. Securities available for sale with a carrying value of $155.2 million were scheduled to mature within the next five years. Of this amount, $44.7 million were scheduled to mature within one year. The Company currently has the ability and intent to hold its investment securities held to maturity to their contractual maturity. Certain securities are designated by management as available for sale and are carried at the fair value with the unrealized gain (loss), net of taxes, included in other comprehensive income. The Company's securities portfolio has shifted toward the available for sale category due to the added flexibility allowed over the securities held to maturity.

Average interest bearing liabilities rose 16.19%, to $585,601,000 in the first six months of 1999, from an average of $503,986,000 in the first six months of 1998. Total deposits increased 12.03% from June 30, 1998 to June 30, 1999, and 2.19% from December 31, 1998 to June 30, 1999. The acquisitions of 1998 resulted in large growth rates. As the Company capitalizes on these acquisitions and gains market share, deposits will continue to increase.

Liquidity

The liquidity position of the Company's subsidiaries, Lincoln Bank ("Lincoln"), Cabarrus Bank of North Carolina ("Cabarrus"), and Community Bank & Trust Co. ("Community Bank") is primarily dependent upon their need to respond to withdrawals from deposit accounts and upon the liquidity of their assets. Primary liquidity sources include cash and due from banks, federal funds sold, short-term investment securities and loan repayments. At June 30, 1999, the Company had a liquidity ratio of 35.80%. Management believes the liquidity sources are adequate to meet operating needs. Except as discussed above, there are no known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.







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

                                               Well       Adequately   Carolina    Lincoln    Cabarrus     Community
                                           Capitalized    Capitalized    First       Bank        Bank         Bank
Tier I capital to risk adjusted assets         6.00%          4.00%      11.99%     10.78%      10.41%       12.66%
Total capital to risk adjusted assets         10.00%          8.00%      13.24%     12.03%      11.66%       13.91%
Leverage ratio                                 5.00%          4.00%       8.01%      7.65%       7.42%        6.62%

The following table summarizes net interest income and average yields and rates paid for the years indicated. For purposes of this analysis, the interest on non-taxable investment securities has been adjusted to a taxable-equivalent amount to facilitate comparison with other asset yields. The adjustment gives effect to the exemption from federal income taxes for earnings on obligations of state and political subdivision and assumes a marginal tax rate of 34%. Non-accrual loans are excluded from the interest-earning loan balances shown.

                                                                               As of June 30,
                                         -------------------------------------------------------------------------------------------
                                                                                (Thousands)
                                                              1999                                           1998
                                         ---------------------------------------------   -------------------------------------------
                                                            Interest                                       Interest
                                            Average         Income/        Average         Average          Income/       Average
                                            Balance         Expense          Rate          Balance          Expense         Rate
                                         ---------------   -----------   -------------   -------------    ------------   -----------
Assets

Interest bearing deposits in other banks ...       $939           $26           5.54%             685             $19         5.55%
Taxable securities .........................    188,152         5,388           5.73%         160,550           4,771         5.94%
Non-taxable securities .....................      7,815           300           7.68%           4,875             162         6.65%
Federal funds sold and securities
   purchased with agreements to
   resell ..................................     13,557           283           4.17%          16,968             455         5.36%
Loans ......................................    441,565        21,887           9.91%         404,431          19,631         9.71%
                                             -----------   -----------   -------------   -------------    ------------   -----------

   Interest earning assets .................    652,028        27,884           8.55%         587,509          25,038         8.52%
                                             -----------   -----------   -------------   -------------    ------------   -----------

Cash and due from banks ....................     26,052                                        23,796
Other assets ...............................     67,546                                        28,390
                                             -----------                                 -------------

Total assets ...............................   $745,626                                      $639,695
                                             ===========                                 =============


Liabilities and Shareholders' Equity

Interest bearing deposits
  Demand ...................................   $168,502        $1,735           2.06%        $140,040          $1,702         2.43%
  Savings ..................................     66,907           692           2.07%          60,061             744         2.48%
  Time .....................................    334,295         8,662           5.18%         294,285           8,010         5.44%
Other borrowings ...........................     15,897           337           4.24%           9,600             232         4.83%
                                             -----------   -----------   -------------   -------------    ------------   -----------

   Interest bearing liabilities ............    585,601        11,426           3.90%         503,986          10,688         4.24%
                                             -----------   -----------   -------------   -------------    ------------   -----------

Other liabilities ..........................     96,114                                        81,559
Shareholders' equity .......................     63,911                                        54,150
                                             -----------                                 -------------


Total liabilities and shareholders'
   equity ..................................   $745,626                                      $639,695
                                             ===========                                 =============

Interest rate spread                                                            4.65%                                         4.28%
                                                                         =============                                   ===========



Net interest earned and net
   yield on earning assets                                    $16,458           5.05%                         $14,350         4.89%
                                                           ===========   =============                    ============   ===========

The following table presents the dollar amount of changes in interest income and interest expense on a taxable-equivalent basis. The table distinguishes between the changes related to average outstanding (volume) of interest earning assets and interest-bearing liabilities, as well as the changes related to average interest rates (rate) on such assets and liabilities. Changes attributable to both volume and rate have been allocated proportionately.

                                                                          As of June 30,
                                                -------------------------------------------------------------------
                                                                           (Thousands)
                                                     1999                                                1998
                                                    Income/                                            Income/
                                                    Expense           Volume            Rate           Expense
                                                ----------------   --------------  ---------------  ---------------
Interest Income:
       Loans                                             21,887            1,841              415           19,631
       Securities - tax - exempt                            300              113               25              162
       Securities - taxable                               5,388              790             (173)           4,771
       Federal funds sold & interest bearing
           balances in other banks                          309              (67)             (98)             474
                                                ----------------   --------------  ---------------  ---------------

           Total Interest Income                         27,884            2,677              169           25,038


Interest Expense:
       Interest Bearing Demand                            1,735              293             (260)           1,702
       Savings                                              692               71             (123)             744
       Time                                               8,662            1,037             (385)           8,010
       Other Borrowings                                     337              133              (28)             232
                                                ----------------   --------------  ---------------  ---------------

           Total Interest Expense                        11,426            1,534             (796)          10,688
                                                ----------------   --------------  ---------------  ---------------

           Net Interest Income                           16,458            1,143              965           14,350
                                                ================   ==============  ===============  ===============

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

Credit Risk. Credit risk is the risk to the bank's earnings or capital from the potential of an obligor or related group of obligators failing to fulfill its or their contractual commitments to the Bank. Credit risk is most closely associated with a bank's lending. It encompasses the potential of loss on a particular loan as well as the potential for loss from a group of related loans, i.e., a credit concentration. Credit risk extends also to less traditional bank activities. It includes the credit risk inherent in the Banks' investment portfolio, the counterparties to interest rate contracts, and the stockbrokers holding the bank's investment portfolio in street name.

Interest Rate Risk. Interest rate risk is the risk to earnings or capital from the potential of movement in interest rates. It is the sensitivity of the Banks' future earnings to interest rate changes. Interest rate risk is generally measured on the basis of duration analysis or gap analysis. Duration analysis measures the degree of risk in a particular instrument or portfolio and gap analysis defines the timing when loss may occur. The Company is willing to accept a modified duration of 5% and a one-year cumulative gap or +/- 5% and a one to five cumulative gap of +/- 8%. As of June 30, 1999, the Company had a modified duration of less than 2.40%.

Price Risk. Price risk is the risk to earnings or capital from changes in the value of portfolios of financial instruments. Frequently this is referred to as market risk. Price risk is generally reflected as the risk of a decline in market value of its securities portfolio and the Company is willing to accept a 7.5% change in value after experiencing a 300 basis point rate shock, either positive or negative. At June 30, 1999, the price change was 5.8% for a negative rate shock and (7.6%) for a positive rate shock.

Liquidity Risk. Liquidity risk is the risk to earnings or capital from a bank's inability to meet its obligations when they come due without incurring unacceptable losses or costs. Depositors withdraw their deposits and a bank does not have the liquid assets to fund the withdrawals and to meet its loan funding obligations. The risk is particularly great with brokered deposits of which the Company currently has none.

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

Most of these risks are interrelated and thus all must be considered by management regardless of the implied risk. Management reviews the performance against these ranges on a quarterly basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 15 of the Company's Annual Report to Shareholders. There have been no significant changes in these risks since December 31, 1998.

PART II - OTHER INFORMATION


Item
   1 - Legal Proceedings
         The Company understands that it's former Chairman and Chief Executive Officer, D. Mark Boyd, III, entered a negotiated plea of guilty upon the advice of counsel pursuant to the principles of North Carolina v. Alford, 400 U.S. 25, to two Misdemeanor Statements of Charges regarding his solicitation of the Company and one of his sons to violate the antifraud provisions of the North Carolina Securities Act, ending the pending criminal indictments against him. The SEC informal inquiry into trading in Community Bank stock prior to the public announcement of Community Bank's merger with a Company subsidiary continues. See the Company's Annual Report on Form 10-K for the period ended December 31, 1998 for additional information.
   2 - Changes in Securities and Use of Proceeds
         Not applicable
   3 - Defaults upon Senior Securities
         Not applicable
   4 - Results of Votes of Security Holders
     The Annual Meeting of Shareholders of the Company was held April 20, 1999 with 4,542,054 shares represented in person and/or by proxy, or approximately 83.54% of the outstanding shares on March 1, 1999. The following matters were voted upon by the shareholders of the Company:

1.                To elect Harold D. Alexander,  James E. Burt, III,  Charles A.
                  James, Walter H. Jones, Jr., Jack L. Lutz, Samuel C. King, Jr., Harry D. Ritchie, Thomas M. Robbins, L.D. Warlick, Jr., and Estus B. White to serve as Directors of the Company for a one year term or until their successors are elected and qualified. All directors were elected with 4,498,254 shares or 99.04% of the shares represented at the meeting voting for the proposal and 43,798 or .96% voting against.

                           Director                           For                                Against
                           ---------                          ---                                -------
                           Harold D. Alexander                4,499,132                          42,922
                           James E. Burt, III                 4,502,717                          39,337
                           Charles A. James                   4,498,257                          43,797
                           Walter H. Jones, Jr.               4,499,812                          42,242
                           Jack L. Lutz                       4,499,643                          42,411
                           Samuel C. King, Jr.                4,503,887                          38,166
                           Harry D. Ritchie                   4,504,814                          37,240
                           Thomas M. Robbins                  4,499,796                          42,258
                           L.D. Warlick, Jr.                  4,503,887                          38,166
                           Estus B. White                     4,504,338                          37,716


         2. To approve and adopt the Carolina First BancShares, Inc. 1999 Long-Term Incentive Plan. The proposal was approved with 3,334,069 shares or 61.32% of the shares represented at the meeting voting for the proposal and 325,901 shares or 38.68% voting against or abstaining.


   5 - Other Information
         Not applicable
   6 - Exhibits and Reports on Form 8-K
(a)      Exhibits
                  21 - Subsidiaries
                  27 - Financial Data Schedule

(b)      Reports on Form 8-K
                  No reports on Form 8-K were filed by the Company during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                CAROLINA FIRST BANCSHARES, INC.
                                                         (Registrant)


Date:  August 13, 1999              By:  /s/ James E. Burt, III
     ---------------------          --------------------------------------------
                                             James E. Burt, III
                                             Chief Executive Officer



Date:  August 13, 1999              By: /s/ Jan H.Hollar
     ----------------------         --------------------------------------------
                                            Jan H. Hollar
                                            Chief Financial Officer