Form 10-Q
period 1999-09-30
CAROLINA FIRST BANCSHARES INC
filed 1999-11-15
CIK 846465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---------
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

                                    Yes X No

                5,984,239 SHARES OF COMMON STOCK, PAR VALUE $2.50
                   PER SHARE, OUTSTANDING AS OF NOVEMBER 15, 1999

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES

INDEX                                                                                   PAGE

PART I.           FINANCIAL INFORMATION

Item 1.                    Financial Statements

                  Consolidated Balance Sheets - September 30, 1999
                  and December 31, 1998                                                 3

                  Consolidated Statements of Operations -
                  Three and nine months ended September 30, 1999
                  and 1998                                                              4

                  Consolidated Statements of Changes in
                  Shareholders' Equity and Comprehensive Income -
                  Nine months ended September 30, 1999 and 1998                         5

                  Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 1999 and 1998                         6

                  Notes to Consolidated Financial Statements                            7 - 8

Item 2.                    Management's Discussion and Analysis
                           of Financial Condition and Results of Operations             9 - 15

Item 3.                    Quantitative and Qualitative Disclosures about               16
                           Market Risk


PART II.          OTHER INFORMATION                                                     17

Item 1.                    Legal Proceedings

Item 2.                    Changes in the Rights of the Company's Security Holders

Item 3.                    Defaults by the Company on its Senior Securities

Item 4.                    Results of Votes of Security Holders

Item 5.                    Other Information

Item 6.                    Exhibits and Reports on Form 8-K

Signatures                                                                              18

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
----------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------

                                                                            SEPTEMBER 30,        DECEMBER 31,
                                                                                1999                 1998
                                                                         --------------------  -----------------
                                                                             (unaudited)
Assets:
Cash and due from banks                                                          $28,501,335        $28,611,146
Federal funds sold                                                                   --              13,220,957
                                                                                -------------      ------------
  Total cash and cash equivalents                                                 28,501,335         41,832,103
Interest bearing deposits in other banks                                             426,787            777,346
Investment securities held to maturity (market value of
  $36,599,967 in 1999 and $33,609,910 in 1998)                                    37,461,817         33,306,113
Securities available for sale (cost of $170,902,457 in
   1999 and $153,255,268 in 1998)                                                169,083,695        154,384,075
Loans, net of unearned income ( $719,094 in 1999 and
   $565,714 in 1998)                                                             514,319,026        476,109,833
  Allowance for loan losses                                                       (7,337,543)        (6,723,516)
                                                                                -------------      -------------
  Loans, net                                                                     506,981,483        469,386,317

Premises and equipment, net                                                       12,977,698         13,662,738
Other real estate owned                                                              205,949            326,206
Other assets                                                                      17,967,022         17,951,346
                                                                                -------------      -------------
Total Assets                                                                    $773,605,786       $731,626,244
                                                                                =============      =============

Liabilities and Shareholders' Equity
Deposits:
   Demand                                                                        $96,439,247        $89,666,447
   Interest bearing transaction accounts                                         177,102,789        167,131,413
   Savings                                                                        67,899,816         63,833,667
   Time, $100,000 and over                                                        88,606,305         87,947,784
   Other time                                                                    231,269,639        244,023,259
                                                                                -------------      -------------
   Total deposits                                                                661,317,796        652,602,570
Repurchase agreements                                                             15,061,059         10,399,634
Other liabilities                                                                 31,522,795          6,646,309
                                                                                -------------      -------------
Total Liabilities                                                                707,901,650        669,648,513

Shareholders' Equity:
  Preferred stock, $1.00 par value; authorized ---
  5,000,000 shares; none issued and outstanding;
  Common stock, $2.50 par value; authorized ---
   20,000,000 shares; issued and outstanding -
   5,984,144 shares in 1999, and 5,396,736 shares in 1998                         14,960,360         13,491,840
  Additional paid-in capital                                                      33,871,128         22,758,001
  Retained earnings                                                               17,983,008         25,031,771
  Accumulated other comprehensive income                                          (1,110,360)           696,119
                                                                                -------------      -------------
  Total Shareholders' Equity                                                      65,704,136         61,977,731
Commitments and Contingent Liabilities                                          -------------      -------------
Total Liabilities and Shareholders' Equity                                      $773,605,786       $731,626,244
                                                                                =============      =============

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                               Three Months Ended                      Nine Months Ended
                                                                 September 30,                            September 30,
                                                -----------------------------------------   ---------------------------------------
                                                          1999                1998                    1999                1998
                                                -----------------------------------------   ---------------------------------------
Interest Income:
Interest and fees on loans                            $11,601,125          $10,481,894             $33,487,920         $30,082,056
Interest and dividends on securities:
    Taxable income                                      2,950,651            2,449,091               8,338,499           7,220,559
    Non-taxable income                                    106,129               78,105                 304,598             239,750
Other interest income                                      34,969              371,482                 344,647             876,842
                                                ------------------   ------------------      ------------------   -----------------
   Total interest income                               14,692,874           13,380,572              42,475,664          38,419,207

Interest Expense:
Interest on deposits                                    5,280,949            5,427,844              16,369,987          15,883,750
Interest on borrowed funds                                370,611              139,987                 707,562             372,211
                                                ------------------   ------------------      ------------------   -----------------
   Total interest expense                               5,651,560            5,567,831              17,077,549          16,255,961

Net Interest Income                                     9,041,314            7,812,741              25,398,115          22,163,246
Provision for Loan Losses                                 440,000              370,000               1,170,200             880,000
                                                ------------------   ------------------      ------------------   -----------------
Net Interest Income after Provision
    for Loan Losses                                     8,601,314            7,442,741              24,227,915          21,283,246


Other Income:
Charges on deposit accounts                             1,049,610              965,602               3,008,459           2,853,782
Insurance commissions                                     175,399              145,289                 436,278             500,130
Other service fees and commissions                        352,114              383,401               1,095,503           1,063,124
Mortgage banking income                                   128,403              170,577                 463,942             473,884
Securities gains, net                                      (1,954)              11,342                  38,208              54,050
Other income                                              416,189              331,228               1,084,672             940,351
                                                ------------------   ------------------      ------------------   -----------------
   Total other income                                   2,119,761            2,007,439               6,127,062           5,885,321

Operating Expenses:
Salaries and benefits                                   3,405,192            2,954,805               9,668,024           9,191,642
Occupancy and equipment                                   918,302              815,688               2,741,413           2,404,727
Federal and other insurance premiums                       56,146               51,499                 141,857             156,878
Office supplies                                           205,658              211,687                 677,274             700,065
Data processing                                           350,119              180,703                 894,182             494,251
Other expenses                                          1,992,416            2,072,556               5,952,469           5,166,903
                                                ------------------   ------------------      ------------------   -----------------
   Total operating expenses                             6,927,833            6,286,938              20,075,219          18,114,466

Income Before Income Taxes                              3,793,242            3,163,242              10,279,758           9,054,101
Income Taxes                                            1,243,839            1,077,855               3,240,429           3,090,030
                                                ------------------   ------------------      ------------------   -----------------
Net Income                                             $2,549,403           $2,085,387              $7,039,329          $5,964,071
                                                ==================   ==================      ==================   =================
Net Income Per Common Share - Basic                         $0.43                $0.35                   $1.18               $1.01
                                                ==================   ==================      ==================   =================
Net Income Per Common Share - Diluted                       $0.42                $0.34                   $1.16               $0.98
                                                ==================   ==================      ==================   =================
Cash Dividend Per Common Share                              $0.10                $0.08                   $0.30               $0.24
                                                ==================   ==================      ==================   =================







                                        4

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME
-----------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)

                                                                                            ACCULULATED
                                         COMMON STOCK        ADDITIONAL                        OTHER
                                    -----------------------   PAID-IN        RETAINED      COMPREHENSIVE    SHAREHOLDERS'
                                      SHARES      AMOUNT      CAPITAL        EARNINGS      INCOME (LOSS)       EQUITY
                                    ----------  -----------  -----------   ------------   ---------------  ---------------

Balance, December 31, 1997          5,325,769   $13,314,423  $22,335,466    $19,980,565      $580,346         56,210,800

Exercise of stock options              64,351       160,878      194,439                                         355,317

Cash dividend ($.16 per share)                                               (1,215,968)                      (1,215,968)

Retirement of stock                    (3,694)       (9,235)    (112,707)                                       (121,942)

Dividend Reinvestment Plan              4,432        11,080      110,049                                         121,129

Net income                                                                    5,964,071                        5,964,071

Other comprehensive income:
    Unrealized gain on securities
    available for sale                                                                        579,584            579,584
                                                                                                           ---------------
Total comprehensive income                                                                                     6,543,655

                                    ----------  -----------  -----------   ------------   ---------------  ---------------
Balance, September 30, 1998         5,390,858    13,477,146   22,527,247     24,728,668     1,159,930         61,892,991


Balance, December 31, 1998          5,396,736    13,491,840   22,758,001     25,031,771       696,119         61,977,731

Exercise of stock options              46,767       116,918      169,827                                         286,745

10% stock dividend                    544,000     1,360,000   11,016,001    (12,401,896)                         (25,895)

Cash dividend ($..30 per share)                                              (1,686,196)                      (1,686,196)

Retirement of stock                    (4,200)      (10,501)     (94,988)                                       (105,489)

Dividend reinvestment plan                841         2,103       22,287                                          24,390

Net income                                                                    7,039,329                        7,039,329

Other comprehensive income:
    Unrealized loss on securities
    available for sale                                                                     (1,806,479)        (1,806,479)
                                                                                                           ---------------
Total comprehensive income                                                                                     5,232,850

                                    ==========  ==========   ===========   ============   =============    ===============
Balance, September 30, 1999         5,984,144   $14,960,360  $33,871,128    $17,983,008   ($1,110,360)       $65,704,136
                                    ==========  ==========   ===========   ============   =============    ===============

Carolina First BancShares, Inc. and Subsidiary Companies
-------------------------------------------------------------
Consolidated Statements of Cash Flows
-------------------------------------------------------------
For the Nine Months Ended September 30, 1999 and 1998
-------------------------------------------------------------

                                                                               1999              1998
                                                                         ----------------   --------------
Operating Activities:
Net Income                                                                    7,039,329        5,964,071
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                            1,894,933        1,413,445
     Accretion and amortization of securities discounts and premiums, net      (685,695)        (210,526)
     Provision for loan losses                                                1,170,200          880,000
     Losses on sales of equipment, net                                            4,625              309
     Gains (losses) on sales of real estate, net                                (45,075)             500
     Decrease (increase) in other assets                                      1,201,076       (1,324,554)
     Decrease in other liabilities                                           25,800,254          159,603

                                                                         ----------------    --------------
          Net cash provided by operating activities                          36,379,647        6,882,848
                                                                         ----------------    --------------
Investing Activities:
Proceeds from maturities of securities available for sale                    61,625,858       46,443,595
Proceeds from sales of securities available for sale                         16,013,602          385,635
Purchases of securities available for sale                                  (95,134,237)     (54,905,648)
Proceeds from calls and maturities of securities held to maturity             9,794,107        6,884,246
Purchases of securities held to maturity                                    (13,985,742)      (3,361,966)
Purchases and maturities of certificates of deposit, net                        350,559          (78,706)
Originations of loans, net                                                  (38,820,122)     (38,400,255)
Proceeds from sale of real estate                                               213,644          247,865
Proceeds from sale of premises and equipment                                    (42,194)              20
Capital expenditures                                                           (672,328)      (1,129,844)

                                                                         ----------------   --------------
          Net cash used in investing activities                             (60,656,853)     (43,915,058)
                                                                         ----------------   --------------
Financing Activities:
Increase (decrease) in time deposits                                        (12,095,099)      40,272,144
Net increase in other deposits                                               20,810,325       25,054,248
Net increase in borrowed funds                                                4,661,425        1,718,639
Repayment of notes payable                                                     (923,768)         (15,498)
Repurchase of stock                                                            (105,489)        (121,942)
Payment of cash dividends and fractional shares                              (1,712,091)      (1,215,968)
Issuance of stock                                                               311,135          476,446

                                                                          ----------------   --------------
          Net cash  provided by financing activities                         10,946,438       66,168,069
                                                                          ----------------   --------------

Net Increase (Decrease) in Cash and Cash Equivalents                        (13,330,768)      29,135,859
Cash and Cash Equivalents, Beginning of Year                                 41,832,103       29,946,377

                                                                          ================   ==============
Cash and Cash Equivalents, End of Year                                       28,501,335       59,082,236
                                                                          ================   ==============

Supplemental disclosures of cash flow information:
     Interest paid                                                           16,743,325       16,089,764
     Income taxes paid                                                        2,619,300        3,310,564
                                                                        ================   ==============

Supplemental disclosure of noncash investing and financing activities:
     Increase (decrease) in net unrealized loss                              (1,806,479)          98,430
     Assets transferred to other real estate                                     55,313          319,859

See accompanying notes to consolidated financial statements.

CAROLINA FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  In the  opinion  of  Management,  the  accompanying  consolidated  financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Carolina First BancShares, Inc. and Subsidiary Companies as of September 30, 1999 and December 31, 1998 the results of operations for the three and nine-month periods ended
September 30, 1999 and 1998, and cash flows for the nine-month periods ended September 30, 1999 and 1998.

The accounting policies followed by the Company are set forth in Note 1 to the Company's audited consolidated financial statements for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K for the period ended December 31, 1998.

2. The consolidated financial statements include the accounts and results of operations of the holding company, and its wholly-owned subsidiaries, Cabarrus Bank of North Carolina, ("Cabarrus Bank"), Lincoln Bank of North Carolina, ("Lincoln Bank") and Community Bank & Trust Co., ("Community Bank") (collectively, the "Banks"). Together, Lincoln Bank, Cabarrus Bank and Community Bank own a mortgage company, Carolina First Mortgage Corporation. Lincoln Bank and Cabarrus Bank jointly own a financial services company, Carolina First Financial Services Corporation. The consolidated financial statements also include the accounts and results of operations of Lincoln Bank's wholly-owned Delaware subsidiary, CFBI Corp., and wholly-owned subsidiary, CFBI Mortgage, Inc. All significant intercompany items and transactions have been eliminated in consolidation. The Company operates one business segment.

3. The results of operations for the three and nine-month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results that might be expected for the full year-ending December 31, 1999 and 1998.

4. The Company adopted the provisions of SFAS No. 128, "Earnings Per Share", during 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS). Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects potential dilution that could occur if the Company's dilutive stock options were exercised. The numerator of the basic EPS computation is the same as the numerator of the diluted EPS computation for all periods presented. A reconciliation of the denominator of the basic EPS computation is as follows.

                                                         Three months ended          Nine months ended
                                                            September 30,               September 30,
                                                       ----------------------        ----------------------
                                                         1999         1998             1999        1998
                                                       ----------  ----------        ----------  ----------
Basic EPS denominator: weighted average number of
common shares outstanding                              5,982,252    5,927,135        5,979,902    5,900,457
Dilutive effect arising from assumed exercise of
stock options                                             84,071      147,114           76,593      155,248
-------------                                          ----------  ----------        ----------  ----------
Diluted EPS denominator                                6,066,323    6,074,249        6,056,495    6,055,699
                                                       ==========  ==========        ==========  ==========


5. On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expense, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that an enterprise
(a) classify items of other comprehensive income by their nature in the financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. In accordance with the provisions of SFAS No. 130, comparative financial statements presented for earlier periods have been reclassified to reflect the provisions of SFAS No. 130.

Comprehensive income is the change in equity of a corporation during the period from transactions and other events and circumstances from non-owner sources. Comprehensive income is divided into net income and other comprehensive income. The Company's other comprehensive income for the three and nine-months ended September 30, 1999 and 1998 consists of unrealized gains and losses on securities available for sale. Comprehensive income for the three and nine-months ended September 30, 1999 is $2,869,919 and $5,232,850, respectively, and for the three and nine-months ended September 30, 1998 is $2,566,541 and $6,543,655, respectively.

Information  concerning the Company's other comprehensive  income for the three
and  nine - months   ended   September   30,  1999  and  1998  is  as   follows:

                                                 Three months ended September         Nine months ended September
                                                              30,                                 30,
                                                --------------------------------     -------------------------------
                                                    1999              1998               1999               1998
                                                --------------    --------------     --------------      -----------
Unrealized    holdings    gains   (losses)
arising during the period                            $346,305          $487,916       $(1,782,790)         $613,095
Less:   reclassification   adjustment  for
realized gains (losses), net of taxes                 (1,211)             7,032             23,689           33,511
                                                ==============    ==============     ==============      ===========
Unrealized  gains  (losses) on  securities
available  for  sale,  net  of  applicable
income taxes                                         $347,516          $480,884       $(1,806,479)         $579,584
                                                ==============    ==============     ==============      ===========

6. On December 23, 1998, the Company acquired Community Bank, a $110 million community bank headquartered in Rutherfordton, North Carolina by merging
Community Bank into a wholly-owned subsidiary and Community Bank was the surviving institution. The merger was effected through a tax-free exchange of stock whereby each outstanding share of Community Bank was exchanged for .72716 of a share of the Company's common stock. Consequently, the Company issued approximately 1,021,202 shares of common stock and cash in-lieu of fractional shares for all of the outstanding shares of Community Bank. Community Bank is continuing to operate as a wholly-owned subsidiary of the Company. The merger with Community Bank has been accounted for as a pooling-of-interests.

In connection with the Community Bank merger, the Company incurred restructuring and merger related expenses. At December 31, 1998, accruals related to such restructuring charges totaled approximately $563,000, consisting mainly of severance payments and payments under employment contracts. During the nine months ended September 30, 1999, the Company paid $476,000 in connection with severance payments and payments under employment contracts which has been charged to the restructuring accrual. The remaining restructuring accrual of approximately $124,000 relates to amounts due to former Community Bank executive officers under existing employment contracts and will be paid out over the next year pursuant to the terms of the contracts.

7. On June 23, 1999, the Company declared a 10% stock dividend to be paid on July 23, 1999, to shareholders of record as of July 9, 1999. All per share amounts, shown herein, have been restated to reflect the stock dividend for all periods presented.

8. Subsequent event - On November 7, 1999, First Charter Corporation ("FCC") and Carolina First Bancshares, Inc. ("Carolina First") entered into an Agreement and Plan of Merger ("Merger Agreement"), pursuant to which Carolina First will be merged (the "Merger") into FCC. The Board of Directors of FCC and the Board of Directors of Carolina First approved the Merger Agreement and the transactions related thereto at separate meetings held on November 7, 1999. The transaction will be accounted for as a pooling -of-interests. The merger is expected to be completed in the beginning of the second quarter of 2000 subject to a number of conditions, including approval of regulatory authorities and the stockholders of Carolina First and FCC.

                                     Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes", "expects, "anticipates", and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company's future strategic plans, goals or objectives are also forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to (i) interest rates and general economic conditions in the markets in which the Company operates, (ii) competitive pressures in the markets in which the Company operates, (iii) the effect of future legislation or regulatory changes on the Company's operations and (iv) other factors described from time to time in the Company's filings with the Securities and Exchange Commission. The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

The following discussion and analysis sets forth the major factors which affected the Company's results of operations and financial condition reflected in the unaudited financial statements for the three and nine-month periods ended September 30, 1999 and 1998. On June 23 1999, the Company declared a 10% stock dividend to be paid on July 23, 1999. All per share data has been restated to reflect the stock dividend.

On November 7, 1999, First Charter Corporation ("FCC") and Carolina First Bancshares, Inc. ("Carolina First") entered into an Agreement and Plan of Merger ("Merger Agreement"), pursuant to which Carolina First will be merged (the "Merger") into FCC. The Board of Directors of FCC and the Board of Directors of Carolina First approved the Merger Agreement and the transactions related thereto at separate meetings held on November 7, 1999. The merger is expected to be finalized in the beginning of the second quarter of 2000 subject to a number of conditions, including approval of regulatory authorities and the stockholders of Carolina First.

Year 2000 Readiness Disclosure

The "Year 2000 Issue" is a general term used to describe problems that may arise as a result of improper processing of dates and date-sensitive calculations as the Year 2000 approaches. The issue is due to the fact that many of the world's computer programs were developed using only two digits to identify the year in a date field, without consideration on the impact of the upcoming century date change. These programs could experience malfunctions when the last two digits of the year change to "00" and are interpreted as 1900 rather than 2000. This misinterpretation could result in disruption to normal business operations. Due to these possible ramifications, the Company is taking the Year 2000 Issue very seriously.

The Company's Year 2000 Preparedness Team is comprised of a representative from all of the principal areas of the Company. The Company's Board of Directors has approved a plan submitted by the Year 2000 Preparedness Team. The plan was developed in accordance with the guidelines set by the Federal Financial Institutions Examination Council.

The first phase of the plan required the Company to assess or inventory all known processes that could be impacted by the Year 2000 Issue and their vendors, if applicable. The inventory included not only typical computer processes, but also all systems and equipment that could be impacted by embedded micro-chip malfunctions. These include, but are not limited to, the Company's alarm systems, telephone systems, elevators, and ATM machines. This assessment phase is complete, and updated as needed.

In the second phase of the plan, the Company contacted all third party vendors and service providers to obtain documentation regarding their Year 2000 efforts. This is significant for the Company due to its dependence on external sources. This is an ongoing phase to track the vendors and service providers continuous efforts.

Additionally, the Company's plan deals with the assessment of its significant borrowers and depositors and their Year 2000 readiness. Through letters, questionnaires, and personal contacts, the Company has assessed the Year 2000 risk associated with these customers. The Year 2000 Issue has been addressed as an addendum to the Company's loan policy. New and renewed loans are subject to Year 2000 assessment as part of the approval process.

The Company's Board of Directors approved a Year 2000 three-year budget of $58,100 in 1998, $58,100 in 1999, and $25,000 in 2000. This budget was set to cover costs associated with the Year 2000 Issue. Some areas include, but are not limited to, software and hardware upgrades, customer awareness materials, necessary testing, and employee training and education.

As of September 30, 1999,approximately $46,000 has been expensed of the 1999 budget on Year 2000 Issues. It is anticipated that approximately $17,500 will be expensed in the fourth quarter. Other resources such as personnel time for testing and training ahas been redirected in the company and has not been quantified in these costs.

The third and fourth required phases deal with renovation and validation. To cover these phases, the testing of hardware and all mission-critical applications has been completed. All upgrades to software and test scripts have been received from the vendors and service providers and have been tested. The Company has completed testing of lower priority systems.

The fifth phase is implementation, whereby the subsidiary banks introduce the successfully tested systems into use within the banks (a.k.a. "put into production environment"). This has been an ongoing process, as the Company has made efforts to replace and upgrade older systems with newer technology. All required modifications and conversions have been completed.

Even after tests have been completed and results are satisfactory, the Company must consider the fact that systems could still fail when the actual date arrives. Therefore, the Company has completed a Board approved Business Resumption Contingency Plan that addresses all areas of operations, such as systems power, telecommunications, etc. and how the Company will resume business if any or all areas experience difficulties, until the Year 2000 problems are fixed. All areas of the Business Resumption Contingency Plan have been tested and employees have been trained on how business will resume should the Company encounter any problems.

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

General

Net income for the quarter ended September 30, 1999 was $2,549,403, or $.43 per basic share, up 22.25% compared to net income of $2,085,387 or $.35 per basic share, for the same period in 1998. Net income for the nine-months ended September 30, 1999 was $7,039,329, or $1.18 per basic share, up 18.03%from net income of $5,964,071, or $1.01 per basic share, for the same period in 1998.


Net Interest Income/Margins

Net interest income of $24,227,915 during the first nine months of 1999 resulted from a net interest margin of 4.90% on average earning assets of $695.4 million. This compares with a net interest margin of 4.93% on average earning assets of $602.2 million generating net interest income of $21,283,246 for the same period in 1998. The interest rate earned on taxable securities has been reduced as the Company continues to invest in relatively short-term government securities. The Company has, however, been able to sustain the strong net interest margin as average interest bearing liabilities have decreased slightly as a percentage of total liabilities and capital. This is the result of both increased capital and increases in noninterest bearing deposits. Interest rates have remained relatively stable and thus the change in the net interest margin is more a function of competition and investment options than changes in interest rates. The increase in loan demand experienced by the Company positively affects the net interest margin, as noted by the large volume related increase, and is an indicator of the continued strong local economy. The increase in net interest income for the last nine months consists of a decrease of $686,000 relative to rate and an increase of $3,954,000 relative to volume.

Management reviews asset/liability volumes and rates on a regular basis. As Carolina First's loans have continued to grow, the funds have been obtained primarily through customer deposits and the maturing of investment securities. Deposit and loan rates are adjusted as market conditions and Company needs allow.

Analysis of average balances and interest rates for the nine-months ended September 30, 1999 and 1998 is presented on pages 14 and 15 of this report. Such analysis is presented on a fully-taxable equivalent basis at the federal statutory rate of 34 %.

Return on Equity and Assets

                                                        September 30, 1999           December 31, 1998
                                                        ------------------           -----------------
                                                           (annualized)
Return on average assets                                       1.25%                       1.27%*
Return on average equity                                      14.61%                      14.63%*
Dividend payout                                               25.42%                      21.52%*
Average equity to average assets                               8.56%                       8.67%
Return on Equity and Assets

*Computed using operating earnings. Operating earnings in 1998 reflects earnings prior to merger related and restructuring charges associated with the December 23, 1998 acquisition of Community Bank and Trust Co.

Loan Loss Allowance/Provision

The allowance for loan losses represents management's determination as to an adequate amount in relation to the risk of likely losses in the loan portfolio. In evaluating the allowance and its adequacy, management considers the bank's loan loss experience, the amount of past due and non-performing loans, current economic conditions and other appropriate information. Because these risks are continually changing in response to facts beyond the control of the Company, such as the state of the economy, management's judgment as to the adequacy of the provision is approximate only. It is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the loan loss allowance in comparison to a group of peer banks identified by the regulatory agencies.

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

On a monthly basis, the Company reviews the adequacy of its allowance for loan losses. The Company has both an allocated and unallocated allowance for loan losses. The allocated portion of the allowance for loan losses represents specific allowances related to loans identified by management. These loans are rated as to the presumed collectibility, and a statistical loss factor is assigned to each category of loans that directly relates to the associated risk. The allocated portion of the allowance also includes a component that is computed by applying a factor based on historical loss experience to all other loans by type. The unallocated portion of the allowance for loan losses is determined by assigning a factor to the entire portfolio to cover probable losses inherent in the loan portfolio. This final component reflects the economic conditions of the market areas served. These factors are multiplied by the balances in each category and totaled to determine the required allowance for loan losses. The actual allowance for loan losses (after charge-offs) is compared with the required level to determine if an additional provision should be made in the current period. The allowance for loan losses was $7,337,543 or 1.43% of outstanding loans at September 30, 1999, and $6,723,516 or 1.41% of outstanding loans at December 31, 1998.

The provision for loan losses charged to operations during the first nine months was $1,170,200 in 1999 and $880,000 in 1998. This increase in the provision is due to the increase in non-performing assets and loan growth. Charge-offs, net of recoveries, were approximately $556,173 or 0.15% (annualized) of average loans outstanding, during the nine months ended September 30, 1999, as compared to approximately $367,845 or .12% (annualized) of average loans outstanding, during the same period in 1998. Non-accrual loans and loans greater than 90 days past due and still accruing were $2,474,623 and $169,585, respectively, at September 30, 1999, $1,432,086 and $111,272, respectively, at December 31, 1998 and $1,006,473 and $362,915, respectively at September 30, 1998. The ratio of non-accrual loans to total loans was 0.48% at September 30, 1999, 0.31% at December 31, 1998, and 0.23% at September 30, 1998. The ratio of loans greater than 90 days past due and still accruing to total loans was 0.03% at September 30, 1999, 0.02% at December 31, 1998, and 0.08% at September 30, 1998. The ratio of non-performing assets to total assets was 0.37% at September 30, 1999, 0.26% at December 31, 1998, and 0.28% at September 30, 1998. The increase in nonperforming assets is primarily due to two commercial loans for which the Company has significant collateral. Management believes that reserves and asset values are adequate with respect to these two loans.

The following table depicts the change in the allowance for loan losses for the periods ended September 30, 1999 and 1998.

                                                                                 1999            1998
                                                                              ---------       ----------
Balance at beginning of year                                                 $6,723,516       $5,837,328
Charge-offs:
         Commercial, financial and agricultural                               (360,152)         (47,926)
         Real estate - construction                                            (12,549)             ---
         Real estate - mortgage                                                (43,029)         (71,169)
         Installment loans to individuals                                     (259,522)        (385,584)
                                                                              ---------        ---------
                                                                              (675,252)        (504,679)

Recoveries:
         Commercial, financial and agricultural                                  27,565           15,190
         Real estate - construction                                                ---               160
         Real estate - mortgage                                                  33,404           12,994
         Installment loans to individuals                                        58,110          108,490
                                                                              ---------          -------
                                                                                119,079          136,834
                                                                              =========          =======

Provision for loan losses                                                     1,170,200          880,000
                                                                              ---------          -------
Balance at September 30,                                                     $7,337,543       $6,349,483
                                                                             ==========       ==========


Non-Interest Income

Non-interest income increased $241,741 or 4.1% for the nine-month period ended September 30, 1999, as compared to the same period a year earlier. Non-interest income from core operations continues to increase as the Company expands fee income areas such as trust services and credit cards. The Company also recognized a gain of $33,444 on the sale of other real estate. Also, the deposits acquired from the 1998 branch acquisitions and branch openings have positively impacted deposit-related charges and fees.

Non-interest expense increased $1,960,753 or 10.82% for the nine-month period ended September 30, 1999, as compared to the same period a year earlier. Non-interest expense increased as a result of the 1998 branch acquisitions and branch openings and the completed acquisition of Community Bank in late December 1998. Specifically, occupancy and data processing were directly affected as well as other expenses which included the amortization of the premium paid to acquire the deposits. Additionally, the expenses related to our technology expenditures are apparent in the increase in occupancy and equipment expense of $336,686.

The effective income tax rate was 31.5% for the nine months ended September 30, 1999 compared to 34.1% for the same period in 1998. The decrease in effective rate was due to an increase in holdings of tax exempt municipal securities and the establishment of a real estate investment trust (REIT) subsidiary to hold various mortgage loans, in the second quarter of 1999.

Financial Condition

The Company's total assets at September 30, 1999 and 1998, were $773,605,786 and $690,948,073 respectively, and $731,626,244 at December 31, 1998. Average earning assets for the first nine months of 1999 were $695,424,000 versus $602,188,000 for the same period a year earlier, an increase of 15.48%. The greatest dollar increases were average securities which grew approximately $32,191,000 and average loans which increased approximately $72,175,000. This growth is the result of the strong local economy and the Company's continued expansion of its customer base. In 1998, the Company opened three new full service branches during the second and third quarters of the year and acquired the deposits of a former Central Carolina Bank branch in the fourth quarter.

Average loans of $484,740,000 represented 69.70% of average earning assets during the first nine months of 1999. During the same period in 1998, average loans totaled $412,565,000, or 68.51% of average earning assets. Gross loans increased to $514,319,026 at September 30, 1999, a 16.38% increase over gross loans at September 30, 1998 and an 8.03% increase over December 31, 1998. It is anticipated that general loan growth will continue to mirror the economy, however, competition for quality loans may adversely effect the net interest margins.

Securities averaged $200,483,000 during the nine months ended September 30, 1999 versus $168,292,000 for the same period a year ago. The securities portfolio represented 28.83% of earning assets during the nine months ended September 30, 1999 and 27.95% at September 30, 1998. At September 30, 1999, the securities portfolio had an unrealized loss of approximately $1,818,762 for securities available for sale. A gain of $38,208 was realized during the first nine months of 1999. Securities held to maturity with a carrying value of approximately $8.1 million were scheduled to mature within the next five years. Of this amount, $2.5 million were scheduled to mature within one year. Securities available for sale with a carrying value of $118.6 million were scheduled to mature within the next five years. Of this amount, $45.0 million were scheduled to mature within one year. The Company currently has the ability and intent to hold its investment securities held to maturity to their contractual maturity. Certain securities are designated by management as available for sale and are carried at the fair value with the unrealized gain (loss), net of taxes, included in other comprehensive income. The Company's securities portfolio has shifted toward the available for sale category due to the added flexibility such securities provide over the securities held to maturity.

Average interest bearing liabilities rose 15.08%, to $589,880,000 in the first nine months of 1999, from an average of $512,588,000 in the first nine months of 1998. Total deposits increased 8.35% from September 30, 1998 to September 30,
1999, and 1.34% from December 31, 1998 to September 30, 1999. Although the increase from December 31, 1998 to September 30, 1999 was slight, the average deposits for the nine months of 1999 increased 13.31% from the same period in 1998. Average certificates of deposit and other time deposits grew 10.26%. Average savings increased 10.87% and average interest bearing demand deposit accounts increased 20.81%. The acquisitions of 1998 resulted in large growth rates. As the Company capitalizes on acquisitions and gains market share, deposits will continue to increase.

Liquidity

The liquidity position of the Company's subsidiaries, Lincoln Bank of North Carolina ("Lincoln Bank"), Cabarrus Bank of North Carolina ("Cabarrus Bank"), and Community Bank & Trust Co., ("Community Bank"), (collectively, the "Banks") is primarily dependent upon their need to respond to withdrawals from deposit accounts and upon the liquidity of their assets. Primary liquidity sources include cash and due from banks, federal funds sold, short-term investment securities and loan repayments. At September 30, 1999, the Company had a liquidity ratio of 28.99%. In light of Year 2000, additional liquidity sources have been made available and tested. These resources include the use of repurchase agreements and the Federal Reserve discount window as well as additional portfolio management. Management believes the liquidity sources are adequate to meet operating needs even if increased liquidity needs arise from the century date change. Except as discussed above, there are no known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.

Capital Resources

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The primary Federal regulators for the Banks and the Company have adopted minimum capital requirements or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with the guidelines. The current capital standards call for a minimum total capital of 8% of risk-adjusted assets, including 4% Tier I capital, and minimum leverage ratio of Tier I capital to total tangible assets of at least 4-5%. The Company, and each of the Banks all maintain capital levels exceeding the minimum levels for well capitalized banks and bank holding companies as follows.

                                               Well      Adequately    Carolina    Lincoln    Cabarrus   Community
                                           Capitalized   Capitalized    First       Bank        Bank       Bank

Tier I capital to risk adjusted assets         6.00%        4.00%       12.95%      11.20%      10.58%     12.89%
Total capital to risk adjusted assets         10.00%        8.00%       14.19%      12.45%      11.78%     14.15%
Leverage ratio                                 5.00%        4.00%        8.75%       8.18%       7.72%      6.61%

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

CAROLINA FIRST BANCSHARES, INC.
--------------------------------------------------------
AVERAGE BALANCE SHEET AS OF SEPTEMBER 30,
--------------------------------------------------------

                                                                            As of September 30,
                                         -------------------------------------------------------------------------------------------
                                                                                (Thousands)
                                                              1999                                           1998
                                         ---------------------------------------------   -------------------------------------------
                                                              Interest                                       Interest
                                              Average         Income/        Average         Average          Income/       Average
                                              Balance         Expense          Rate          Balance          Expense         Rate
                                         ---------------   -----------   -------------   -------------    ------------   -----------
Assets

Interest bearing deposits in other banks           $756           $35           6.17%             699             $36         6.87%
Taxable securities                              192,408         8,338           5.78%         163,128           7,221         5.90%
Non-taxable securities                            8,075           462           7.63%           5,164             364         9.40%
Federal funds sold and securities
   purchased with agreements to
   resell                                         9,445           309           4.36%          20,632             841         5.43%
Loans                                           484,740        33,488           9.21%         412,565          30,082         9.72%
                                         ---------------   -----------   -------------   -------------    ------------   -----------

   Interest earning assets                      695,424        42,632           8.17%         602,188          38,544         8.53%
                                         ---------------   -----------   -------------   -------------    ------------   -----------

Cash and due from banks                          26,755                                        23,935
Other assets                                     29,918                                        28,243
                                         ---------------                                 -------------

Total assets                                   $752,097                                      $654,366
                                         ===============                                 =============


Liabilities and Shareholders' Equity

Interest bearing deposits
  Demand                                       $171,488        $2,618           2.04%        $141,948          $2,506         2.35%
  Savings                                        67,455         1,043           2.06%          60,844           1,079         2.36%
  Time                                          330,321        12,709           5.13%         299,582          12,299         5.47%
Other borrowings                                 20,616           708           4.58%          10,214             372         4.86%
                                         ---------------   -----------   -------------   -------------    ------------   -----------

   Interest bearing liabilities                 589,880        17,078           3.86%         512,588          16,256         4.23%
                                         ---------------   -----------   -------------   -------------    ------------   -----------

Other liabilities                                97,795                                        85,056
Shareholders' equity                             64,422                                        56,722
                                         ---------------                                 -------------


Total liabilities and shareholders'
   equity                                      $752,097                                      $654,366
                                         ===============                                 =============

Interest rate spread                                                            4.31%                                         4.30%
                                                                         =============                                   ===========



Net interest earned and net
   yield on earning assets                                    $25,554           4.90%                         $22,288         4.93%
                                                           ===========   =============                    ============   ===========

The following table presents the dollar amount of changes in interest income and interest expense on a taxable-equivalent basis. The table distinguishes between the changes related to average outstanding (volume) interest-earning assets and interest-bearing liabilities, as well as the changes related to average interest rates (rate) on such assets and liabilities. Changes attributable to both volume and rate have been allocated proportionately.

CAROLINA FIRST BANCSHARES, INC.
----------------------------------------------------------------
RATE / VOLUME ANALYSIS
------------------------------------------------
FOR THE PERIOD ENDED SEPTEMBER 30, 1999 AND 1998
------------------------------------------------
(In Thousands)

                                                                       As of September 30,
                                                  -------------------------------------------------------------------
                                                                           (Thousands)
                                                        1999                                                1998
                                                       Income/                                            Income/
                                                       Expense           Volume            Rate           Expense
                                                  ----------------   --------------  ---------------  ---------------
Interest Income:
       Loans                                             33,488            4,986           (1,580)          30,082
       Securities - tax - exempt                            462              167              (69)             364
       Securities - taxable                               8,338            1,269             (151)           7,221
       Federal funds sold & interest bearing
           balances in other banks                          344             (375)            (158)             877
                                                  ----------------   --------------  ---------------  ---------------
           Total Interest Income                         42,632            6,047           (1,958)          38,544

Interest Expense:
       Interest Bearing Demand                            2,618              451             (340)           2,506
       Savings                                            1,043              102             (138)           1,079
       Time                                              12,709            1,183             (773)          12,299
       Other Borrowings                                     708              357              (21)             372
                                                 ----------------   --------------  ---------------  ---------------
           Total Interest Expense                        17,078            2,093           (1,272)          16,256
                                                 ----------------   --------------  ---------------  ---------------
           Net Interest Income                           25,554            3,954             (686)          22,288
                                                 ================   ==============  ===============  ===============

                                     Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk is inherent to all industries, but in the banking industry, the Company believes credit risks to be the most significant, however, interest rate risk is a close second. There are eight risks that are considered in managing the Company. These and other risks are listed in order of the perceived level of risk imposed upon the Company.

Credit Risk. Credit risk is the risk to the bank's earnings or capital from the potential of an obligor or related group of obligators failing to fulfill its or their contractual commitments to the bank. Credit risk is most closely associated with a bank's lending. It encompasses the potential of loss on a particular loan as well as the potential for loss from a group of related loans, i.e., a credit concentration. Credit risk extends also to less traditional bank activities. It includes the credit risk inherent in the bank's investment portfolio, the counterparties to interest rate contracts, and the securities dealers and brokers holding the bank's investment portfolio in street name.

Interest Rate Risk. Interest rate risk is the risk to earnings or capital from the potential of movement in interest rates. It is the sensitivity of bank's future earnings to interest rate changes. Interest rate risk is generally measured on the basis of duration analysis or gap analysis. Duration analysis measures the degree of risk in a particular instrument or portfolio and gap analysis defines the timing when loss may occur. The Company is willing to accept a modified duration of 5% and a one-year cumulative gap of +/- 5% and a one to five-year cumulative gap of +/- 8%. As of September 30, 1999, the Company had a modified duration of less than 2.84% and one year and five-year cumulative gap of negative 10.38% and negative 8.29%, respectively.

Price Risk. Price risk is the risk to earnings or capital from changes in the value of portfolios of financial instruments. Frequently this is referred to as market risk. Price risk is generally reflected as the risk of a decline in market value of its securities portfolio and the Company is willing to accept a 7.5% change in value after experiencing a 300 basis point rate shock, either positive or negative. At September 30, 1999, the price change was 5.90% for such a negative rate shock and (7.76%) for such a positive rate shock.

Liquidity Risk. Liquidity risk is the risk to earnings or capital from a bank's inability to meet its obligations when they come due without incurring unacceptable losses or costs. Depositors withdraw their deposits and the bank does not have the liquid assets to fund the withdrawals and to meet its loan funding obligations. The risk is particularly great with brokered deposits, of which the Company currently has none.

Transaction Risk. Transaction risk is the risk to earnings or capital arising from problems with service or product delivery. Transaction risk is the risk of a failure in a bank's operating processes such as automation, employee integrity, or internal controls.

Compliance Risk.   Compliance  risk  is  the  risk to  earnings or  capita  from noncompliance with laws, rules  or regulations.

Strategic Risk. Strategic risk is the risk to earnings or capital arising from adverse business decisions or failure to implement those decisions.

Reputation Risk. Reputation risk is the risk to earnings or capital from negative public opinion.

Various of these risks are interrelated and thus all must be considered by management regardless of the implied risk. Management reviews performance against these ranges on a quarterly basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 15 of the Company's Annual Report to Shareholders. There have been no significant changes in these risks since December 31, 1998.

PART II - OTHER INFORMATION


Item
   1 - Legal Proceedings
         The Company understands that former Chairman and Chief Executive Officer, D. Mark Boyd, III, entered a negotiated plea of guilty upon the advice of counsel pursuant to the principles of North Carolina vs. Alford, 400 U.S. 25, to two Misdemeanor Statements of Charges regarding his solicitation of the Company and one of his sons to violate the antifraud provisions of the North Carolina Securities Act, ending the pending criminal indictments against him. The SEC informal inquiry into trading in Community Bank stock prior to the public announcement of Community Bank's merger with a Company subsidiary continues. See the Company's Annual Report on Form 10-K for the period ended December 31, 1998 for additional information.

   2 - Changes in Securities and Use of Proceeds
         Not applicable

   3 - Defaults upon Senior Securities
         Not applicable

   4 - Results of Votes of Security Holders
         No matters were submitted to a vote of Security Holders during the three months ended September 30, 1999.

   5 - Other Information
         On November 7, 1999, First Charter Corporation ("FCC") and Carolina First Bancshares, Inc. ("Carolina First") entered into an Agreement and Plan of Merger ("Merger Agreement"), pursuant to which Carolina First will be merged (the "Merger") into FCC.

   6 - Exhibits and Reports on Form 8-K
(a)      Exhibits
                  3.2 - Amended and Restated Bylaws of Carolina First
                        BancShares, Inc.

                  10.1 - Employment Agreement dated as of February 18, 1999, between Carolina First BancShares, Inc and Jan H. Hollar, as amended.

                  10.2 - Employment Agreement dated as of September 12, 1999 between Carolina First BancShares, Inc and James E. Burt, III.

                  10.3 - Amendment No. 1 to the Carolina First BancShares, Inc. 1990 Stock Option Plan.

                  10.4 - Carolina First BancShares, Inc.   Second   Amended  and
                  Restated Directors Deferred Compensation Plan dated as of May 20, 1999

                  27 - Financial Data Schedule

(b)      Reports on Form 8-K
                  The following reports on Form 8-K were filed by the Company during the fourth quarter of 1999.

                  On November 7, 1999, First Charter Corporation ("FCC") and Carolina First Bancshares, Inc. ("Carolina First") entered into an Agreement and Plan of Merger ("Merger Agreement"), pursuant to which Carolina First will be merged (the "Merger") into FCC. The Board of Directors of FCC and the Board of Directors of Carolina First approved the Merger Agreement and the transactions related thereto at separate meetings held on November 7, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         CAROLINA FIRST BANCSHARES, INC.
                                 (Registrant)



Date:  November 15, 1999                By:            /s/ James E. Burt, III
     -------------------                ----------------------------------------
                                        James E. Burt, III
                                        Chief Executive Officer



Date:  November 15, 1999                By:            /s/ Jan H.Hollar
     -------------------                ---------------------------------------
                                        Jan H. Hollar
                                        Chief Financial Officer

                                  EXHIBIT INDEX

Number            Description
3.2      Amended and Restated Bylaws of Carolina First BancShares, Inc.

10.1     Employment Agreement dated as of February 17, 1999, between Carolina First BancShares, Inc and  Jan H. Hollar, as amended.

10.2     Employment Agreement dated as of September 12, 1999 between Carolina First BancShares, Inc and James E. Burt, III, as
         amended.

10.3     Amendment No. 1 to the Carolina First BancShares, Inc. 1990 Stock Option Plan.

10.4     Carolina First BancShares, Inc. Second Amended and Restated Directors Deferred Compensation Plan dated as of May 20, 1999

27       Financial Data Schedule