Form 10-K405
period 1999-12-31
CAROLINA FIRST BANCSHARES INC
filed 2000-03-30
CIK 846465

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K405
                        FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
(X) Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

 For the fiscal year ended            December 31, 1999
                             ---------------------------------------------------

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                     to
                              -------------------       ------------------------

                         Commission file Number 0-17939

                         CAROLINA FIRST BANCSHARES, INC.
          (Exact name of registrant as specified in its charter)

          North Carolina                                      56-1655882
----------------------------------                   ---------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

236 East Main Street, Lincolnton, N.C.                           28092
--------------------------------------------------------------------------------
 (Address of principal executive office)                      (Zip Code)

Registrant's telephone number, including area code            (704) 732-2222
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
-------------------------------        -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $2.50 per share
                                (Title of class)

     Indicate by check mark whether the registrant: ( ) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     The aggregate market value of the $2.50 par value common stock held by non-affiliates of registrant as of March 23, 2000: $165,415,301 based on the last sale price on March 23, 2000, using the beneficial ownership rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by directors and certain executive officers, some of whom may not be held to be affiliates upon judicial determination.

     As of March 17, 2000, 6,028,443 shares of the registrant's $2.50 par value common stock were issued and outstanding.

                            SPECIAL CAUTIONARY NOTICE
                      REGARDING FORWARD LOOKING STATEMENTS

         Certain of the statements made herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report are forward-looking statements for purposes of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements include statements using the words such as "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "intend" or other similar words and expressions of the future.

         These forward-looking statements involve risks and uncertainties and actual results may differ significantly due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and other interest-sensitive assets and liabilities; interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; and the failure of assumptions underlying the establishment of reserves for possible loan losses. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

                                     PART I
Item 1.  Business

         Carolina First BancShares, Inc. (the "Company"), a North Carolina corporation, is registered as a bank holding company with the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). Carolina First was incorporated on November 8, 1988, for purposes of becoming a bank holding company, and acquired Lincoln Bank of North Carolina ("Lincoln Bank"), a North Carolina bank, on June 6, 1989. The Company also owns all the outstanding common stock of Cabarrus Bank of North Carolina ("Cabarrus Bank") and Community Bank & Trust Co. ("Community Bank"), both of which are North Carolina banks. Cabarrus Bank was acquired on January 30, 1992 and Community Bank was acquired on December 23, 1998. Lincoln Bank, Cabarrus Bank and Community Bank, (collectively the "Banks") operate 31 branch offices, and through them the Company provides a broad range of banking and financial services principally in the greater Charlotte, North Carolina area, including Lincoln County, southeastern Catawba County, Iredell County, Cabarrus County and north and west Mecklenburg County. Community Bank operates in Avery, Buncombe, Jackson, McDowell, Rutherford and Transylvania Counties, North Carolina in the western part of the state. The Banks are members of the Federal Deposit Insurance Corporation ("FDIC"), and Lincoln Bank's and Community Bank's deposits are insured by the Bank Insurance Fund ("BIF") and Cabarrus Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF").

         The Banks jointly own a mortgage company, Carolina First Mortgage Corp., which originates mortgage loans for resale in the secondary market, and a financial services company, Carolina First Financial Services Corporation, ("Financial Services"), which offers, as an agent for its customers, mutual funds and annuity products. During 1999, Lincoln Bank acquired the majority ownership interest in Lincoln Center at Mallard Creek, LLC, previously held by the Company. Lincoln Center is a three-story office building occupied in part by a branch of Lincoln Bank. During 1999, Lincoln Bank established a Delaware holding company, CFBI Corp. which owns CFBI Mortgage, Inc. ("CFBI Mortgage"), which holds a significant portion of Lincoln Bank's real estate mortgage loans. CFBI Mortgage has elected to be taxed as a "real estate investment trust".

         The Company owns approximately 13% of the total common stock of First Gaston Bank of North Carolina, Gastonia, North Carolina ("First Gaston"). Gastonia, which is located just west of Charlotte and south of Lincolnton, is contiguous to the markets served by Lincoln Bank. First Gaston opened in July 1995 and operates three branches in markets not currently served by the Company. The Company provides certain operational functions for First Gaston. The Federal Reserve, in approving this investment under the BHC Act, required the Company to enter into a commitment to serve as a "source of strength" for First Gaston. The Company's investment in First Gaston is accounted for under the equity method of accounting and thus the Company's portion of income or losses is reflected in current period earnings. See "Supervision and Regulation."

         The Company engages in no significant operations other than the ownership of its subsidiaries. The Company maintains its principal executive offices at 236 East Main Street, Lincolnton, North Carolina 28092, and its telephone number is (704) 732-2222.

         The Banks provide a wide range of commercial banking products and services. Services include checking accounts, interest bearing checking, savings and other time deposits of various types, including retirement accounts and certificates of deposit. Loan services include mortgage loan originations, loans for business, real estate, personal and household purposes, and lines of credit and credit cards. Considering the volatility of quality loan demand, the Company maintains an investment portfolio. Other services include safe deposit boxes, wire transfer facilities, and electronic banking facilities. Lincoln Bank began exercising trust powers at the end of 1994, and at December 31, 1999, Lincoln Bank had trust assets under management of $33.2 million.

Competition

         Commercial banking is highly competitive. The Banks compete with other financial institutions located in metropolitan Charlotte and elsewhere in western North Carolina. Other competitors include banks, savings and loan associations, finance companies, credit unions, mortgage bankers, pension trusts, out-of-state banks and other institutions that provide loan and investment services and money market funds. Competition between commercial bank and thrift institutions has intensified significantly as a result of the elimination of many previous distinctions between the various types of financial institutions. The Banks also compete for interest-bearing funds with a number of other financial intermediaries and investment alternatives, including mutual funds, brokerage and insurance firms, investment advisors, governmental and corporate bonds, and short-term money market securities. The ability of the Banks to retain deposits depends on their ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

Supervision And Regulation

         Bank holding companies and banks are extensively regulated under federal and state law. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the status or regulations applicable to the Company's and the Banks' business. Supervision, regulation, and examination of the Company and the Banks and their respective subsidiaries by the bank regulatory agencies are intended primarily for the protection of depositors rather than holders of Company capital stock. Any change in applicable law or regulation may have a materiel effect on the Company's business.

         Bank Holding Company Regulation - The Company is subject to supervision and regulation by the Federal Reserve under the BHC Act. The Company is required to file with the Federal Reserve periodic reports and such other information as the Federal Reserve may request. The Federal Reserve examines the Company, and may examine the Company's subsidiaries. The Company is also registered as a bank holding company with the North Carolina Commissioner of Banks (the "Commissioner"), and files reports with the Commissioner.

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

         In November 1999, Congress enacted the Gramm-Leach-Bliley Act ("GLB") which made substantial revisions to the statutory restrictions separating banking activities from certain other financial activities. Under GLB, bank holding companies that are well-capitalized and well-managed and have satisfactory or better CRA ratings and meet certain other conditions can elect to become "financial holding companies." As such, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, broad insurance agency activities, merchant bank, and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but GLB applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. The Company does not currently intend to become a financial holding company.

         The Company is a legal entity separate and distinct from the Banks and its other subsidiaries. Various legal limitations restrict the Banks from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company and the Banks are subject to Section 23A of the Federal Reserve Act. Section 23A defines "covered transactions", which include extensions of credit, and limits a bank's covered transactions with any affiliate to 10% of such bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank's affiliates. Finally, Section 23A requires that all of a bank's extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities. The Company and the Banks also are subject to Section 23B of the Federal Reserve Act, which generally limits covered and other transactions among affiliates to terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the bank or its subsidiaries as prevailing at the time for transactions with unaffiliated companies.

          Since September 29, 1995, the BHC Act has permitted the Company and any other bank holding companies located in North Carolina to acquire banks located in any other state, and any bank holding company located outside North Carolina may lawfully acquire any bank based in another state, regardless of state law to the contrary, in either case subject to certain deposit-percentage, age of bank charter requirements, and other restrictions. Since June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. North Carolina adopted legislation opting into interstate branching effective July 1, 1995, including de novo interstate branching prior to July 1, 1997 with states where reciprocal branching is permitted, and thereafter without limit.

         Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company's subsidiary depository institutions are responsible for any losses to the Federal Deposit Insurance Corporation ("FDIC") as a result of an affiliated depository institution's failure. As a result, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules. However, any loans from the holding company to a subsidiary bank likely will be unsecured and subordinated to such bank's depositors and perhaps to other creditors of the bank.
          Bank And Bank Subsidiary Regulation - The Banks are subject to supervision, regulation, and examination by the FDIC and the Commissioner, which monitor all areas of the operations of the Banks, including reserves, loans, mortgages, issuances of securities, payment of dividends, establishment of branches, capital adequacy, and compliance with laws. The Banks are members of the FDIC and their deposits are insured by the FDIC to the maximum extent provided by law. Lincoln Bank's and Community Bank's deposits are insured by the FDIC's Bank Insurance Fund ("BIF") and Cabarrus Bank's deposits are insured primarily by the Savings Association Insurance Fund ("SAIF"). See "FDIC Insurance Assessments."

         Under present North Carolina law, the Banks may establish and operate branches throughout the State of North Carolina, subject to the maintenance of adequate capital and the receipt of the necessary approvals of the FDIC and the Commissioner.

         The FDIC adopted the Federal Financial Institutions Examination Council's ("FFIEC") updated statement of policy entitled "Uniform Financial Institutions Rating System" ("UFIRS"), effective January 1, 1997. UFIRS is an internal rating system used by the federal and state regulators for assessing the soundness of financial institutions on a uniform basis and for identifying those institutions requiring special supervisory attention. Under UFIRS, each financial institution was assigned a confidential composite rating based on an evaluation and rating of five essential components of an institution's financial condition and operations including capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk. The quality of risk management practices has been emphasized. For most institutions, the FFIEC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to: (i) management's ability to identify, measure, monitor, and control market risk; (ii) the institution's size; (iii) the nature and complexity of its activities and its risk profile; and (iv) the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution's earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices, or equity prices; management's ability to identify, measure, monitor and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from nontrading positions.

         GLB requires the Banks and their affiliated companies to adopt and disclose privacy policies regarding the sharing of personal information it obtains from its customers with third parties. GLB also permits the Banks to engage in "financial activities" through subsidiaries similar to that permitted financial holding companies. See the discussion regarding GLB in "Bank Holding Company Regulation" above.

          Community Reinvestment Act - The Company and the Banks are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the "CRA") and the federal banking agencies' regulations thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with their safe and sound operation to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record of assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution; or (vi) expand other activities including engaging in financial services activities authorized by GLB. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company or to become a "financial holding company", the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. A less than satisfactory CRA rating will slow, if not preclude the expansion of banking activities, however, the Banks each received a satisfactory rating upon recent examinations.

         The recently enacted GLB Act makes various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank's primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under GLB may be commenced by a holding company or by a bank financial subsidiary if any of it bank subsidiaries received less than a "satisfactory" CRA rating in its latest CRA examination.

         The Banks also are subject to, among other things, the provisions of the Equal Credit Opportunity Act (the "ECOA") and the Fair Housing Act (the "FHA"), both of which prohibit discrimination based on race or color, religion, national origin, sex and familial status in the aspect of a consumer or commercial credit or residential real estate transaction. Based on heightened concerns that some prospective home buyers and other borrowers may be experiencing discriminatory treatment in their efforts to obtain loans, the Department of Housing and Urban Development, the Department of Justice (the "DOJ"), and the federal banking agencies in April 1994 issued an Interagency Policy Statement on Discrimination in Lending in order to provide guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DOJ also has increased its efforts to prosecute what it regards as violations of the ECOA and FHA.

         Payment Of Dividends - The Company is a legal entity separate and distinct from its banking and other subsidiaries. The prior approval of the FDIC is required if the total of all dividends declared by a state non-member bank (such as the Banks) in any calendar year will exceed the sum of such bank's net profits for the year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. North Carolina law also prohibits any state non-member bank from paying dividends if its surplus is less than 50% of its paid-in capital stock.

         The Company and the Banks are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a state non-member bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The FDIC has indicated that paying dividends that deplete a state non-member bank's capital base to an inadequate level would be an unsound and unsafe banking practice. The FDIC and the Federal Reserve have each indicated that financial depository institutions and their holding companies, respectively, should generally pay dividends only out of current operating earnings.

         Capital - The Federal Reserve and the FDIC have risk-based capital guidelines for bank holding companies and state non-member banks, respectively. These guidelines require a minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must consist of Tier I capital, which includes common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles ("Tier I capital"). The remainder, or Tier II capital, may consist of non-qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock and up to 45% of pretax unrealized holding gains on available-for-sale equity securities with readily determinable market values that are prudently valued, and a limited amount of any loan and lease loss allowance (up to 1.25% of risk-weighted assets). The sum of Tier I capital and Tier II capital equals Total capital.

         In addition, the Federal Reserve and the FDIC have established minimum leverage ratio guidelines for bank holding companies and state non-member banks, which provide for a minimum leverage ratio of Tier I capital to adjusted average quarterly assets ("leverage ratio") equal to 3%, plus an additional cushion of 1.0% - 2.0%, if the institution has less than the highest regulatory rating. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Higher capital may be required in individual cases, depending upon a bank holding company's risk profile. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks including the volume and severity of their problem loans. Lastly, the Federal Reserve's guidelines indicate that the Federal Reserve will continue to consider a "Tangible Tier I leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve, the FDIC or the Commissioner have not advised the Company or the Banks of any specific minimum leverage ratio or tangible Tier I leverage ratio applicable to them.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, requires the federal banking agencies to take "prompt corrective action" regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: (i) "well capitalized"; (ii) "adequately capitalized"; (iii) "undercapitalized"; (iv) "significantly undercapitalized"; and (v) "critically undercapitalized." A depository institution's capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

         All of the federal banking agencies have adopted regulations establishing relevant capital measures and relevant capital levels. The relevant capital measures are the Total capital ratio, Tier I capital ratio, and the leverage ratio. Under the regulations, a state non-member bank will be: (i) well capitalized if it has a Total capital ratio of 10% or greater, a Tier I capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure; (ii) adequately capitalized if it has a Total capital ratio of 8% of greater, a Tier I capital ratio of 4% or greater, or a leverage ratio of 4% or greater (3% in certain circumstances); (iii) undercapitalized if it has a Total capital ratio of less than 8%, a Tier I capital ratio of less than 4% (3% in certain circumstances); (iv) significantly undercapitalized if it has a Total capital ratio of less than 6%, or a Tier I capital ratio of less than 3%, or a leverage ratio of less than 3%; or (v) critically undercapitalized if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

         As of December 31, 1999, the consolidated capital ratios of the Company and the Banks were as follows:

                            Regulatory                           Lincoln          Cabarrus         Community
                              Minimum          Company            Bank              Bank              Bank
Tier I Capital ratio           4.0%             11.9%             11.0%            10.2%             12.7%
Total Capital ratio            8.0%             13.1%             12.3%            11.5%             14.0%
Leverage ratio              3.0 - 5.0%           8.3%             8.4%              7.7%              6.6%


         FDICIA - FDICIA directs that each federal banking regulatory agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth compensation, maximum ratio of classified assets-to-capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value-to-book value for publicly traded shares, and such other standards as the federal regulatory agencies deem appropriate.

         FDICA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan for approval. For a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of 5% of the depository institution's total assets at the time it became undercapitalized and the amount necessary to bring the institution into balance with applicable capital standards. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. If the controlling holding company fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim would be entitled to a priority in such bankruptcy proceeding over third-party creditors of the bank holding company. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator. Because the Company and the Banks exceed applicable capital requirements, the respective management of the Company and the Banks do not believe that the provisions of FDICIA have had any material impact on the Company and the Banks or their respective operations.

         FDICIA also contains a variety of other provisions that may affect the operations of the Company and the Banks, including reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or adequately capitalized and have not received a waiver from the FDIC. Under regulations relating to brokered deposits, the Banks are well capitalized and not restricted.

          Enforcement - Policies And Actions The Federal Reserve, the FDIC and the Commissioner monitor compliance with laws and regulations. Violations of laws and regulations, or other unsafe and unsound practices, may result in these agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and others participating in the affairs of a bank or bank holding company.

         Fiscal And Monetary Policy - Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of the Company and the Banks are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on the Company and its subsidiaries cannot be predicted.

         FDIC Insurance Assessments - The Banks are subject to FDIC deposit insurance assessments. Lincoln Bank's and Community Bank's deposits are primarily insured by BIF. Having converted from a thrift charter, Cabarrus Bank's deposits are insured by SAIF. The FDIC assesses deposits under a risk-based premium schedule. Each financial institution is assigned to one of three capital groups: (i) "well capitalized"; (ii) "adequately capitalized"; or
(iii) "undercapitalized", and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state regulators and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution, therefore, depends in part upon the risk assessment classification so assigned to the institution by the FDIC.

         The FDIC's Board of Directors has continued the 1999 BIF and SAIF assessment schedule of zero to 27 basis points per annum for the first semiannual period of 2000. The Deposit Insurance Funds Act of 1996 (the "Funds Act") authorized FICO to levy assessments through the earlier of December 31, 1999 or the merger of BIF and SAIF, on BIF-assessable deposits at a rate equal to one-fifth of the FICO assessment rate applied to SAIF deposits. The FICO assessments are set quarterly and in 1999 ranged from 1.16 and 6.10 basis points for BIF and SAIF, respectively, in the first quarter of 1999, to 1.22 to 5.80 basis points in the last quarter of 1999. These assessment rates are 2.10 basis points for both BIF and for SAIF, for the first quarter of 2000. During the years ended December 31, 1999, and 1998, the Banks paid no insurance deposit premiums, but paid $130,321 and $132,297 of FICO assessments in 1999 and 1998, respectively.

          Legislative And Regulatory Changes - Legislative and regulatory proposals regarding changes in banking and the regulation of banks, thrifts and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the federal government, Congress and various state governments, including North Carolina. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and if adopted, how these proposals will affect the Company and the Banks.

Personnel

         As of December 31, 1999, the Company and its subsidiaries employed 311 full-time equivalent employees.

Item 2.  Properties

         The Company's principal executive office is located at 236 East Main Street, Lincolnton, North Carolina. The Company leases four branch offices of Cabarrus Bank, five branch offices of Lincoln Bank and two branch offices of Community Bank; however, the Company owns all other branch locations, the Company's operation center located at 207 South Popular Street in Lincolnton,
North Carolina, an office building located at 112 South Laurel Street in Lincolnton, North Carolina and an office building located at 430 East Main Street in Lincolnton, North Carolina. Lincoln Bank currently leases the principal executive office building in Lincolnton, North Carolina from D. Mark Boyd, III, the Company's former Chairman and Chief Executive Officer, and his wife, Diane Boyd. The buildings of Lincoln Bank were purchased beginning in 1983 and have been renovated as necessary to accommodate the Company's needs. The buildings of Cabarrus Bank were acquired as a result of the acquisition of Cabarrus Savings Bank in 1992 and Community Bank's buildings were purchased in 1998 as a result of the acquisition of Community Bank. For Cabarrus Bank, the Kannapolis branch building is leased from Atlantic American Properties, Inc. in Kannapolis, and the Super-K Kmart branch is leased from International Banking Technologies, Inc. For Lincoln Bank, the SouthPark branch building is leased from Colony Associates Limited Partnership, and the Troutman branch is leased from Vernon and Jackie Overcash. For Community Bank, the Black Mountain branch building and the Brevard branch building are leased from Bank of America. Other properties are leased with options to renew. At December 31, 1999, the company had net book values of $3,029,395 for land, $6,832,977 for buildings and improvements and $2,810,066 for furniture, fixtures and equipment.

Item 3.  Legal Proceedings

          The Company understands that its former Chairman and Chief Executive Officer, D. Mark Boyd, III, entered a negotiated plea of guilty upon the advice of counsel pursuant to the principles of North Carolina vs. Alford, 400 U.S. 25, of two Misdemeanor Statements of Charges regarding his solicitation of the Company and one of his sons to violate the antifraud provisions of the North Carolina Securities Act, ending the pending criminal indictments against him in connection with certain purchases of Community Bank shares prior to the acquisition of that bank by the Company in 1998. See "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

         The Company incurred costs of approximately $16,000 and $215,000 through year-end 1999 and 1998, respectively, in connection with issues related to Mr. Boyd's purchases of Community Bank shares.

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

         In January 1999, the Company was advised by the United States Securities and Exchange Commission ("SEC") that it had begun an informal inquiry that the Company believes relates to Mr. Boyd's purchases of Community Bank shares. The Company has been cooperating with the SEC, and officers of the Company and its subsidiaries have either provided voluntary testimony to, or have been interviewed by the SEC. The SEC inquiry is continuing. The Company has insufficient information to evaluate the scope of the SEC's informal inquiry, and the timing and outcome of this inquiry cannot be predicted.

Item 4.  Submission Of Matters To A Vote Of Shareholders

         No matter was submitted to a vote of the shareholders of the Company, through the solicitation of proxies, or otherwise, during the fourth quarter of the fiscal year ended December 31, 1999.

Item 5.  Market  For  The   Registrant's  Common  Stock  And Related Shareholder
         Matters

         Carolina First common stock is quoted on the Nasdaq National Market under the symbol "CFBI." Carolina First common stock was traded in the over-the-counter market and was quoted in the "pink sheets" under the symbol "CAFB" until April 22, 1999. The following table sets forth, for the indicated periods and adjusted for the 10% stock dividend declared in June 1999, the high and low closing sale prices for Carolina First common stock as reported at the regular close on the Nasdaq National Market, and the high and low bid quotations as reported in The Charlotte Observer, as applicable. The quotations in The Charlotte Observer reflect inter-dealer prices without markup, markdown or commission and may not necessarily represent actual transactions.

                                                                                        Cash Dividends
           Quarter Ended                       High                    Low                 Per Share
-------------------------------------    ------------------     ------------------     ------------------
March 31, 1999                                $25.45                 $22.73                  $.09
June 30, 1999                                 $24.55                 $20.45                  $.09
September 30, 1999                            $28.00                 $17.00                  $.10
December 31, 1999                             $35.00                 $19.75                  $.10

March 31, 1998                                $28.18                 $25.45                  $.07
June 30, 1998                                 $30.91                 $28.18                  $.07
September 30, 1998                            $30.91                 $30.91                  $.08
December 31, 1998                             $30.91                 $22.73                  $.09

Item 6.  Selected Financial Data

         The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the accompanying notes presented elsewhere herein. Prior year information has been restated to reflect the 1998 merger with Community Bank. Cash dividends have not been restated for the merger.

         All per share amounts reflect, for all years presented, the 5% stock dividend paid on December 22, 1995, the 5-for-4 stock split effected on August 23, 1996, the 2-for-1 stock split effected on August 22, 1997 and the 10% stock dividend effected on July 23, 1999.

                                                       1999            1998            1997           1996           1995
                                                 -------------------------------------------------------------------------------
Earnings
        Interest income                               $57,554,154     $52,051,833    $45,236,993    $39,128,283     $32,820,087
        Interest expense                               23,030,418      22,070,734     19,572,746     17,009,779      14,522,348
        Net interest income                            34,523,736      29,981,099     25,664,247     22,118,504      18,297,739
        Provision for possible loan losses              1,655,200       1,365,000        997,333      1,178,925         710,200
        Net income                                      8,775,805       6,708,929      6,720,785      5,220,774       4,393,563
Per Share
        Net income per share - basic                        $1.47           $1.14          $1.20          $0.94           $0.84
        Net income per share - diluted                       1.45            1.11           1.18           0.94            0.84
        Cash dividends per share                             0.38            0.31           0.25           0.19            0.16
        Shareholders' equity (book value)                   10.99           10.44           9.59           7.96            7.22
Balance Sheet Data at Year End
        Total assets                                  786,098,584     731,626,244    618,076,746    520,227,733     459,157,713
        Loans                                         541,539,925     476,109,833    404,025,180    361,888,469     299,223,658
        Allowance for possible loan losses              7,662,823       6,723,516      5,837,328      5,313,424       4,406,705
        Securities                                    187,162,010     187,690,188    159,387,578    110,250,169     113,264,241
        Deposits                                      666,979,656     652,602,570    545,050,400    463,971,919     413,611,684
        Shareholders' equity                           65,971,242      61,977,731     56,210,800     44,464,067      40,237,599
Ratios
        Return on average assets                            1.16%           1.00%          1.18%          1.07%           1.08%
        Return on average equity                           13.51%          11.55%         13.98%         12.56%          12.37%
        Average equity to average assets                    8.56%           8.67%          8.47%          8.49%           8.72%
        Allowance for loan losses to loans,
               net of unearned income                       1.42%           1.41%          1.44%          1.47%           1.47%
        Dividend payout                                    25.85%          27.20%         21.21%         20.39%          19.57%

Quarterly Financial Data

                                                                              Three Months Ended
                                          ------------------------------------------------------------------------------------------
1999                                             December 31,           September 30,              June 30,                March 31,
         Interest income                           $15,079                 $14,693                  $14,125                 $13,657
         Interest expense                            5,953                   5,652                    5,710                   5,715
                                                 ----------              -----------              ----------              ----------
         Net interest income                         9,126                   9,041                    8,415                   7,942
         Provision for loan losses                     485                     440                      347                     383
         Noninterest income                          1,897                   2,120                    2,053                   1,954
         Noninterest expense                         7,912                   6,928                    6,728                   6,420
         Income taxes                                  890                   1,244                    1,003                     993
                                                 ----------              -----------              ----------              ----------
         Net income                                 $1,736                  $2,549                   $2,390                  $2,100
                                                 ==========              ===========              ==========              ==========

         Shares outstanding:
             Average - basic                     5,988,692               5,982,252                5,984,536               5,972,918
             Average - diluted                   6,081,239               6,066,323                6,067,227               6,066,867
             At quarter end                      6,000,127               5,984,144                5,438,225               5,438,567

         Per Common Share
             Net income - basic                      $0.29                   $0.43                    $0.40                   $0.35
             Net income - dilute                      0.29                    0.42                     0.39                    0.35

                                                                              Three Months Ended
                                         -------------------------------------------------------------------------------------------
    1998                                         December 31,           September 30,              June 30,                March 31,
For the Quarter
         Interest income                           $13,633                 $13,381                  $12,844                 $12,194
         Interest expense                            5,815                   5,568                    5,464                   5,224
                                                 ----------              -----------              ----------              ----------
         Net interest income                         7,818                   7,813                    7,380                   6,970
         Provision for loan losses                     485                     370                      301                     209
         Noninterest income                          2,163                   2,007                    2,072                   1,806
         Noninterest expense                         7,741                   6,287                    6,022                   5,805
         Income taxes                                1,010                   1,078                    1,086                     926
                                                 ----------              -----------              ----------              ----------

         Net income                                   $745                  $2,085                   $2,043                  $1,836
                                                 ==========              ===========              ==========              ==========

         Shares outstanding:
             Average - basic                     5,934,070               5,927,135                5,906,784               5,867,433
             Average - diluted                   6,072,055               6,074,249                6,073,826               6,019,023
             At quarter end                      5,396,736               5,390,858                5,382,131               5,356,000

         Per Common Share
             Net income - basic                      $0.13                   $0.35                    $0.35                   $0.31
             Net income - diluted                     0.12                    0.34                     0.34                    0.31


Item 7. Management's Discussion And Analysis of Financial Condition And Results of Operations

         The following discussion should be read in conjunction with the consolidated financial statements and related notes and other information appearing elsewhere in this Annual Report. The Company's operations are treated as a single business segment. The Company consummated one merger in 1998, which has been accounted for as a pooling-of-interests. In accordance with the accounting for pooling-of-interests, the financial statements of the Company have been restated to reflect the respective merger as if it had been effective as of the earliest period presented.

General

         The Company owns all the outstanding stock of three commercial banks, Lincoln Bank, Cabarrus Bank and Community Bank. The Banks are North Carolina-chartered commercial banks that are members of the FDIC. Cabarrus Bank is also a member of the Federal Home Loan Bank of Atlanta ("FHLB"). The primary business of the Banks includes retail and commercial banking and mortgage lending. Jointly, the Banks own a mortgage company, Carolina First Mortgage Corp. ("Mortgage"), which originates mortgage loans for resale in the secondary market, and a financial services company, Carolina First Financial Services Corporation, ("Financial Services"), which offers, as agent for its customers, mutual funds and annuity products. Financial Services began business in October 1994 and Mortgage began business in February 1993. During 1999 Lincoln Bank established a Delaware holding company, CFBI Corp. which owns CFBI Mortgage, which holds a significant portion of Lincoln Bank's real estate mortgage loans.

         Lincoln Bank, which commenced operations in 1983, currently operates in 18 offices located in 12 communities in areas primarily to the north and west of Charlotte, North Carolina with three offices in southeast Charlotte. It is anticipated that as a result of the merger with First Charter Corporation, 3 branch offices of Lincoln Bank will be consolidated into existing First Charter Corporations offices. Lincoln Bank had assets of $511 million at December 31, 1999.

         Cabarrus Bank was organized in 1889 as Cabarrus Savings Bank. In January 1992, the Company acquired Cabarrus Savings, and in October 1992, Cabarrus Savings was converted from a state savings bank to a commercial bank.
Cabarrus Bank operates six full service branches in Cabarrus County. It is anticipated that as a result of the merger with First Charter Corporation, 3 branch offices of Cabarrus Bank will be consolidated into existing First Charter Corporations offices. Cabarrus Bank had assets of $172 million at December 31, 1999.

         Community Bank was organized in 1987 and acquired by the Company in December 1998. Community Bank operates seven branches in Marion, Rutherfordton, Forest City, Sylva, Banner Elk, Black Mountain and Brevard, North Carolina. Community Bank had assets of $111 million at December 31, 1999.

         The Company also owns approximately 13% of the total common stock of First Gaston Bank of North Carolina, Gastonia, North Carolina ("First Gaston"). First Gaston opened in July 1995 and operates three branches in markets contiguous to Lincoln Bank's markets. (Certain operational functions are provided for First Gaston by Carolina First and it is anticipated that these services to First Gaston will be terminated in the second quarter of 2000.) The Federal Reserve, under the BHC Act, has required Carolina First to enter into a commitment to serve as a source of strength for First Gaston. The Company's investment in First Gaston is accounted for under the equity method of accounting and thus its portion of income or losses is reflected in current period earnings. During 1999, the Company recognized income, net of applicable income taxes, of $77,567. See "Supervision and Regulation."

         In 1997 the Company purchased three branches and related deposits. In 1998 the Company purchased one branch and related deposits, and acquired Community Bank through a tax-free exchange of stock whereby each outstanding share of Community Bank was exchanged for 0.72716 of a share of the Company's common stock. The transaction was accounted for under the pooling-of-interests method of accounting.

          On November 7, 1999, First Charter Corporation ("FCC") and the Company entered into an Agreement and Plan of Merger, pursuant to which Carolina First will be merged into FCC and each share of the Company common stock will be converted into the right to receive 2.267 shares of FCC common stock. The merger is expected to close in the second quarter of 2000, subject to a number of conditions, including approval of regulatory authorities and by the stockholders of Carolina First and FCC.

Results Of Operations

         In 1999, earnings were $8.8 million or $1.45 per share on a fully diluted basis, a 31% increase over 1998. Earnings were $6.7 million, or $1.11 per share on a fully diluted basis in 1998, an 0.18% decrease from 1997. The decrease in earnings in 1998 as compared to 1997 resulted from merger expenses in connection with the acquisition of Community Bank in December 1998. The Company's strong growth in consumer and small commercial customers is the primary reason for the increase in 1999 net income. The growth in current markets has been achieved by growth in existing branches, de novo branches and acquisitions of deposits from competitors as they divest branch sites.

         The Company's primary source of income is net interest income, which is the difference between interest earned and interest paid. The net interest margin is calculated as net interest income as a percentage of average earning assets. The growth within the counties served by the Banks has significantly outpaced the overall growth within North Carolina. Such positive demographics translate into increased opportunities for building banking relationships which enhance deposit and loan growth.

         Net interest income as a percentage of average earning assets was 4.96% in 1999, compared to 4.89% in 1998 and 5.00% in 1997. Interest income as a percentage of average earning assets, which is substantially comprised of interest received from loans and to a lesser degree the interest earned on the Company's securities portfolios decreased from 8.46% in 1998 to 8.24% in 1999. Interest expense, which is primarily the amount of interest paid to depositors, has decreased to 3.88% in 1999 from 4.22% in 1998. Interest rates declined generally in 1998 and increased in the second half of 1999. Changes in interest rates affect variable rate loans almost immediately causing a change in net interest margin. With the passage of time interest expense will follow the trend and the net interest margin should return to traditional levels, subject to competitive pressures. The rate earned on assets and the rate paid on liabilities is expected to continue to be influenced by competition for solid customers as well as economic conditions and governmental fiscal and monetary policies.

         The increase in the Company's monthly provision for loan losses is based on the results of a monthly analysis of the allowance for loan losses. This judgmental analysis is based upon a model that considers the current status of the loan portfolio, historical experience and the key market indicators within the counties served by the Company. Additionally, the Company monitors the overall portfolio as well as current economic conditions and other factors which affect the allowance. The monthly provision for loan losses fluctuates based on the results of this analysis.

         Noninterest income decreased slightly by .30% in 1999 as compared to 1998, resulting from losses incurred on the sale of securities. This decrease was prompted by management's decision to sell certain securities which would incur realized losses at the time of the transaction. In 1998, noninterest income increased 19.0% over 1997. Our growth in deposit accounts led the way for this increase. Additionally, Cabarrus Bank has been successful in changing from a thrift with few deposit service charges to that of a commercial bank with fees for services rendered. Insurance commissions relate to the fees generated by Financial Services from the sale of annuity products and mutual funds, which totaled $634,546 in 1999 compared to $603,025 in 1998 and $725,474 in 1997. The decrease from 1997 to 1998 was due to the restructuring of Financial Services and the transition to outsourcing the sales department to a new third party vendor. Other income increased 27%, or approximately $ 317,000, compared to 1998 due to an increase in customer base and debit card usage volume. Also included in other income are fees of $137,814 generated from services provided to First Gaston. These services include account operations, item processing, bookkeeping and internal auditing that are terminable by either party. It is anticipated that these services to First Gaston will be terminated during the second quarter of 2000.

         Operating expenses decreased as a percentage of average assets in 1997, 1998 and 1999, but total operating expenses increased because of the additional outsourcing of various data processing functions in 1999 and the growth experienced from 1997 to 1998. Specifically, four new branch locations were opened during 1997 and another four locations were opened in 1998. One method of improving operating efficiencies is through the use of technology. Expenses associated with technology are included in equipment expense and represent capital outlays of $230,323 and $740,923 in 1999 and 1998, respectively (excluding approximately $25,000 and $28,202, in 1999 and 1998, respectively, of Year 2000 expenses).

         The Company's operating efficiency ratio, which is the ratio of operating expenses to net interest income and noninterest income, has continued to improve, falling from 71% in 1993 to 66% in 1999, notwithstanding transaction costs related to acquisitions and market expansion.

Year 2000 Issue

         The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that use dates that have been sorted as two digits rather than four (e.g., "99" for "1999"). On January 1, 2000, any clock or date recording the year may have recognized a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or perform similar tasks.

         The Company had recognized the scope and potential problems that required a comprehensive Year 2000 compliance program. The Company had adopted a plan of action and over a period of 2 1/2 years implemented the plan to assure minimal disruptions to its various activities and operations that could be experienced as a result of the century date rollover. Due to this high level of preparedness, the Company experienced no disruptions at December 31, 1999.

         There remains six dates which have been identified as potentially causing system problems. The Company tested the dates during the testing phase of its Year 2000 plan and anticipates no problems related to the dates.

         The Company budgeted expenses of approximately $25,000 to modify its information systems to accurately process information for the year 2000 and beyond. The Company incurred costs of less than $75,000 in 1999 and $28,202 in 1998 related to systems testing, review and testing of contingency plans. The Company does not anticipate any further material costs associated with the year 2000 issue.

Asset/Liability Management

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

                                                    1999                           1998                            1997
                                     -------------------------------  ------------------------------   ----------------------------
                                                  Interest                       Interest                        Interest
                                      Average     Income/    Average   Average   Income/     Average   Average   Income/   Average
                                      Balance     Expense     Rate     Balance   Expense     Rate      Balance   Expense    Rate
                                     -----------  ---------  --------  --------- ---------  --------  ---------- --------- --------
Assets
Interest bearing deposits
   in other banks                          $625        $45     7.20%       $714       $43     6.02%        $574       $56    9.76%
Taxable securities                      190,318     11,075     5.82%    162,674     9,555     5.87%     121,499     7,335    6.04%
Non-taxable securities                    8,204        623     7.59%      5,569       500     8.98%       6,972       722   10.36%
Federal funds sold                        7,081        367     5.18%     24,772     1,276     5.15%      15,117       818    5.41%
Loans                                   494,732     45,656     9.23%    423,246    40,848     9.65%     373,910    36,552    9.78%
                                     -----------  ---------            --------- ---------  --------  ---------- --------- --------
 Interest earning assets                700,960     57,766     8.24%    616,975    52,222     8.46%     518,072    45,483    8.78%
                                                  ---------   --------           ---------  --------             --------- --------
Other assets                             57,780                          53,004                          49,461
                                     -----------                       ---------                      ----------
                                       $758,740                        $669,979                        $567,533
                                     ===========                       =========                      ==========


Liabilities and Shareholders' Equity
Interest bearing deposits
  Demand                               $173,084     $3,554     2.05%   $145,141    $3,341     2.30%    $125,583     3,028    2.41%
  Savings                                67,326      1,389     2.06%     61,516     1,426     2.32%      55,459     1,425    2.57%
  Time                                  327,765     16,786     5.12%    306,807    16,805     5.48%     266,301    14,769    5.55%
Notes payable and other
     interest bearing liabilities        24,989      1,301     5.21%      9,084       499     5.49%       7,221       351    4.86%
                                     -----------  ---------  --------  --------- ---------  --------  ---------- --------- --------
 Interest bearing liabilities           593,164     23,030     3.88%    522,548    22,071     4.22%     454,564    19,573    4.31%
                                                  ---------  --------            ---------  --------             --------- --------
Other liabilities                       100,617                          89,362                          64,900
Shareholders' equity                     64,959                          58,069                          48,069
                                     -----------                       ---------                      ----------
Total liabilities and
      shareholders' equity             $758,740                        $669,979                        $567,533
                                     ===========                       =========                      ==========

Interest rate spread                                           4.36%                          4.24%                          4.47%
                                                             ========                       ========                       ========
Net interest earned and
   net yield on earning
   assets (Margin)                                 $34,736     4.96%              $30,151     4.89%               $25,910    5.00%
                                                  =========  ========            =========  ========             ========= ========


         The following table presents the dollar amount of changes in interest income and interest expense on a taxable-equivalent basis. The table distinguishes between the changes related to average outstanding (volume) of earning assets and interest-bearing liabilities, as well as the changes related to average interest rates (rate) on such assets and liabilities. Changes attributable to both volume and rate have been allocated to change in volume.

                                                 1999                                 1998                                  1997
                                                Income/                              Income/                               Income/
                                                Expense      Volume       Rate       Expense      Volume       Rate        Expense
                                              -----------  ----------  ---------  -----------  -----------  ---------   -----------
Interest earning assets:
Interest bearing deposits in other banks           $45         ($6)        $8           $43           $8       ($21)          $56
Taxable investment securities                   11,075       1,609        (89)        9,555        2,419       (199)        7,335
Non-taxable investment securities                  623         200        (77)          500         (126)       (96)          722
Federal funds sold and securities purchased
   with agreements to resell                       367        (917)         8         1,276          497        (39)          818
Loans                                           45,656       6,597     (1,789)       40,848        4,761       (465)       36,552
                                            -----------  ----------  ---------   ------------  -----------  ---------   -----------

    Total interest income                       57,766       7,483     (1,939)       52,222        7,559       (820)       45,483
                                            ===========  ==========  =========   ============  ===========  =========   ===========

Interest bearing liabilities:
Interest bearing demand deposits                 3,554         574       (361)        3,341          450       (137)         3,028
Savings deposits                                 1,389         120       (157)        1,426          140       (139)         1,425
Time deposits                                   16,786       1,073     (1,092)       16,805        2,219       (183)        14,769
Notes payable and other interest bearing
   liabilities                                   1,301         828        (26)          499          102         46            351
                                            -----------  ----------  ---------   ------------  -----------  ---------   -----------
    Total interest expense                      23,030       2,595     (1,636)       22,071        2,911       (413)        19,573
                                            -----------  ----------  ---------   ------------  -----------  ---------   -----------
    Net interest income                        $34,736      $4,888      ($303)      $30,151       $4,648      ($407)       $25,910
                                            ===========  ==========  =========   ============  ===========  =========   ===========


         Financial institutions are subject to interest rate risk to the degree that their interest bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest earning assets (generally consisting of intermediate or long-term loans and investment securities). The match between the scheduled repricing and maturities of the Company's earning assets and liabilities within defined time periods is referred to as "gap" analysis. At December 31, 1999, the cumulative one-year gap for the consolidated Company was a negative $88.0 million, or 11.20% of total assets. At December 31, 1999, the cumulative five-year gap was a negative $89.3 million, or 11.36% of total assets. A negative gap means that liabilities would reprice faster than assets if interest rates changed. Accordingly, an increase in rates would adversely affect the Company's earnings. The Company's one-year and five-year cumulative gap would result in a change of $1,120,000 and $1,136,000, respectively, with a one-percent change in interest rates. As interest rates declined during 1998, depositors were unwilling to extend the maturity of time deposits, as the yield curve was somewhat flat and did not reward depositors sufficiently for longer maturities. As interest rates increased during 1999, depositors continued to favor shorter-term deposits and thus margins did not suffer as a negative gap would anticipate. Intense competition in the Company's markets continues to pressure quality loan rates downward while conversely pressuring deposit rates upward.

         The following table reflects the Company's rate sensitive assets and liabilities by maturity as of December 31, 1999. Variable rate loans are shown in the category of due "within one year" because they reprice with changes in the prime-lending rate. These variable rate loans have actual maturities of $30.6 million maturing within one year, with an additional $30.5 million maturing within five years, and $52.0 million maturing after five years. Fixed rate loans are presented assuming the entire loan matures on the final due date. Actually, payments are made at regular intervals and are not reflected in this schedule. Additionally, demand deposits and savings accounts have no stated maturity, however, it has been the Company's experience that these accounts are not totally rate sensitive, and thus, are presented in the categories that management believes best identifies their actual repricing patterns. This analysis assumes 20% of these deposits reprice within one year and the remaining 80% within one to five years.

                                                                     Within         1 - 5        Over       Non-
Assets:                                             Prime Loans     One Year        Years      5 Years     Market        Total
                                                   -------------------------------------------------------------------------------
Securities held to maturity:
    U.S. Treasury                                      $--          $1,001          $995        $--        $--          $1,996
    U.S. government agencies                            --             --            --         7,831       --           7,831
    States and political subdivisions                   --             220         1,271        7,097       --           8,588
    Mortgage-backed securities                          --             --          2,326       15,342       --          17,668
                                                   -------------  -----------   ----------- ----------- -----------  -----------
          Total securities held to maturity             --            1,221         4,592      30,270       --          36,083
Securities available for sale:
    U.S. Treasury                                       --           14,509         1,007         --        --          15,516
    U.S. government agencies                            --           18,460        85,208      12,654       --         116,322
    Mortgage-backed securities                          --             --            --        18,152       --          18,152
    Other (1)                                           --             --            --           --       1,089         1,089
                                                  -------------  -----------   ----------- ----------- -----------  -----------
          Total securities available for sale           --           32,969        86,215      30,806      1,089       151,079
Loans:
    Commercial and financial                           28,813         6,227        27,335       7,310       --          69,685
    Real estate:
          Construction                                 36,388         8,478         7,387      11,269       --          63,522
          Mortgage (2)                                111,416        10,490       106,874     114,794       --         343,574
    Consumer (3)                                        4,930        11,530        45,327       2,864        108        64,759
                                                  -------------  -----------   ----------- ----------- -----------  -----------
          Total loans                                 181,547        36,725       186,923     136,237        108       541,540
Other (4)                                               --             --            --           --         439           439
                                                  -------------  -----------   ----------- ----------- -----------  -----------
          Total earning assets                        181,547        70,915       277,730     197,313      1,636       729,141
Noninterest-earning assets                              --             --            --          --       56,958        56,958
                                                  -------------  -----------   ----------- ----------- -----------  -----------
          Total assets                               $181,547       $70,915      $277,730    $197,313    $58,594      $786,099
                                                  =============  ===========   =========== =========== ===========  ===========

Liabilities and Shareholders' Equity:
Deposits:
    Interest-bearing checking                          $--          $10,752       $43,006     $--          $--         $53,758
    Savings                                             --           13,272        53,086      --           --          66,358
    Market deposit accounts                             --           26,125       104,502      --           --         130,627
    Time, $100,000 and over                             --           70,040        15,813      --           --          85,853
    Other time (5)                                      --          170,308        62,632          27       --         232,967
                                                  -------------  -----------   ----------- ----------- -----------  -----------
          Total interest-bearing deposits               --          290,497       279,039          27       --         569,563
Borrowed funds                                          --           49,440          --           --        --          49,440
Other liabilities                                       --              535          --            69       --             604
                                                  -------------  -----------   ----------- ----------- -----------  -----------
          Total interest-bearing liabilities            --          340,472       279,039          96       --         619,607
Noninterest-bearing liabilities                         --             --            --           --     100,521       100,521
Shareholders' equity                                    --             --            --           --      65,971        65,971
                                                  -------------  -----------   ----------- ----------- -----------  -----------
          Total liabilities and shareholders'
                equity                                  --          340,472       279,039          96    166,492       786,099
                                                  =============  ===========   =========== =========== ===========  ===========
               Gap                                   $181,547     ($269,557)      ($1,309)   $197,217  ($107,898)        --
                                                  =============  ===========   =========== =========== ===========  ===========
               Cumulative Gap                        $181,547      ($88,010)     ($89,319)   $107,898      --            --
                                                  =============  ===========   =========== =========== ===========  ===========
  Exclude noninterest-earning assets,
    noninterest-bearing liabilities and
    shareholders' equity                                --             --            --           --      95,002         --
                                                  -----------------------------------------------------------------------------
    Adjusted cumulative gap                          $181,547      ($88,010)     ($89,319)   $107,898    $95,002         --
                                                  =============  ===========   =========== =========== ===========  ===========


(1) The nonmarket column consists of Federal Home Loan Bank stock, mutual funds, and Peoples Bank stock.
(2) Mortgage loans consist primarily of residential loans, and home equity lines of credit.
(3)      The nonmarket column consists of overdrafts.
(4) The nonmarket column consists of interest-bearing deposits due from other banks.
(5) Other time deposits within one year consists of $37,164, maturing within three months and $40,843 maturing after three months but within six months.
Liquidity

         Liquidity refers to the Company's ability to meet the needs of daily operations. The Company relies primarily on dividends and management fees from the Banks for liquidity. These sources have provided adequate liquidity for the Company. The Banks' liquidity refers to the ability or financial flexibility to adjust its future cash flows to meet the withdrawal needs of depositors, and to fund loans to borrowers and operations on a timely and cost effective basis. The Banks' primary sources of funds are cash generated by repayments of outstanding loans, interest payments on loans and new deposits. Additional liquidity is available from the maturity and earnings on securities and liquid assets, as well as the ability to liquidate securities available for sale. The Banks also had federal fund lines of credit of $36.1 million at year-end under which they can borrow funds to meet short-term liquidity needs. Lines available for Lincoln Bank are: through Wachovia Bank, $2 million, The Banker's Bank, Atlanta,
Georgia, $5 million and Bank of America, $10 million. Cabarrus Bank has unsecured lines available through the FHLB of $18.9 million and Bank of America of $5 million. Community Bank has unsecured lines available through Wachovia of $1.5 million, Bank of America of $4 million and Compass Bank, Birmingham, Alabama, of $0.5 million. Borrowed funds also consist of repurchase transactions. A repurchase transaction is a secured source of funding characterized by the sale of securities with a simultaneous agreement to repurchase such securities on an agreed upon future date. At December 31, 1999, Lincoln Bank and Cabarrus Bank had repurchase transactions totaling $27.3 million at a rate of 6.00%. These sources have been and are presently considered adequate to provide appropriate liquidity for the Banks.

         Net cash provided from operations results primarily from net income, adjusted for the following noncash accounting items: the provisions for possible loan losses, depreciation and amortization, and deferred income taxes or benefits. These items amounted to $3.7 million in 1999 and $3.0 million 1998. This cash was available during 1999 to increase earning assets and to pay dividends. As of December 31, 1999, the Banks had combined retained earnings of approximately $42,129,000 all of which are available to be paid as dividends without prior regulatory approval, provided the Banks maintain adequate capital.

Financial Condition

         The Company's consolidated assets increased 7.45%, 18.3% and 18.8% during 1999, 1998 and 1997, respectively. Asset growth is directly related to deposit growth, both internally and through acquisitions, and the funds available to the Company for investment. The Company has been successful in expanding existing market share as well as adding new branch locations in prior years. During 1998 and 1997, the Company purchased approximately $9.0 and $30.0 million, respectively, of deposits accounts pursuant to branch acquisitions. This acquired growth, as well as the strong growth expected of the Company's markets has resulted in continued growth for the Company. Deposit growth will allow the Company to continue to take advantage of the vibrant local economy and quality loan demand experienced over the past several years.

         The Company's commercial loan portfolio has grown over the past several years as the Company has employed seasoned commercial lenders to develop these opportunities and the booming Charlotte metropolitan market has facilitated this growth. Management believes the Company is not dependent on any single customer or group of customers concentrated in a particular industry, the loss of whose deposits or whose insolvency would have a material adverse effect on operations.

         As interest rates reflect an increasing yield curve, customers have still continued to select shorter terms for their deposits and in many cases chose transaction deposit accounts, including interest-bearing and money market deposit ("MMDA") accounts without a stated maturity. This shift from longer-term deposits allows the depositor to react more quickly to rising rates. Fluctuating interest rates and competitive pressure enforce the need for effective asset liability management.

         Securities have been segregated into two categories, "held to maturity" and "securities available for sale". While the Company has no plans to liquidate a significant amount of any securities, the securities available for sale may be used for liquidity purposes should management deem it to be in the best interest of the Company. Due to increases in interest rates, the majority of securities purchased have been relatively short term and categorized as available for sale in anticipation that these would be available to the Company if interest rates begin to rise or if quality loan demand accelerates. United States government and government agency securities continue to represent the majority of both securities held to maturity and securities available for sale. During 1999, the securities available for sale decreased slightly as a percentage of total assets compared to 1998 as a result of the use in 1999 of cash received from branch acquisitions in 1998.

Asset Quality

          The allowance for loan losses represents management's assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level considered adequate to absorb estimated probable losses in the loan portfolio. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the bank's loan loss experience, the amount of past due and nonperforming loans, specific known risk, the status and amount of nonperforming assets, underlying collateral values securing loans, current economic conditions and other factors which affect the allowance for potential credit losses. An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by the Banks' Credit Administration area and presented to the Loan Committee on a quarterly basis. The allowance is comprised of both allocated and general reserves.

         The allocation of the allowance is based on management's grading of the loan portfolio and the assignment of risk factors to compute the respective reserves. All commercial loans or $25,000 and greater are risk rated at inception, at renewal, and at any point at which management becomes aware of information that may affect the risk rating (e.g. deterioration in financial condition, payment delinquency, loss of collateral value). To accomplish this, an eleven-grade risk rating system, ranging from superior to loss is utilized. The risk grades assigned are determined based on several elements, including current and historical financial strength and cash flow of the borrower, collateral value, terms of financing, and compliance with loan policy. Additionally, on a semi-annual basis, a historical loss analysis is preformed on the loan portfolio, utilizing three running years of historical loss experience. This historical loss information is then utilized to assign reserve factors to each major segment of the loan portfolio.

          For the general reserve, management determines the appropriate level of general reserve to absorb estimated probable losses in the loan portfolio. Management considers the Banks' historical loan losses, past due and non-performing loans, current economic conditions, underlying collateral values securing loans and other factors which affect the allowance. This evaluation is heavily dependent upon estimates and appraisals, which are susceptible to rapid changes because of economic conditions and the economic prospects of borrowers.

          The general reserve has increased over the past year. The trend of loans made over the past several years has been toward larger commercial loans and as a result, the loan portfolio has had limited historical loss experience for which to base a specific reserve. Thus the general reserve has been increased to compensate for loan growth and the lack of historical experience with the volume of such loans. In addition, nonaccural loans have increased over the prior year. This also supports the increased level of general reserve.

         The Banks' allowances for loan losses are also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks, the Federal Reserve and the Commissioner may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management. See "Supervision and Regulation."

         While it is the Banks' policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

         The following table depicts the allocation of the allowance for loan losses at December 31, 1999, 1998, 1997, 1996, and 1995.

                                            ------------------ ---------------- --------------- -------------- ----------------
                                                    1999             1998           1997           1996            1995
                                            ------------------ ---------------- --------------- -------------- ----------------

                                                       Loan               Loan             Loan             Loan              Loan
                                                      Percent            Percent          Percent          Percent           Percent
                                                       Total              Total            Total            Total             Total
                                             Amount    Loans    Amount    Loans   Amount   Loans   Amount   Loans    Amount   Loans
                                            --------  -------  --------  ------- -------- ------- -------- -------  -------- -------
Commercial and financial                       $829     13%      $617      14%      $182    12%      $269     12%      $347     10%
Real estate:
   Residential construction                     126     12        205       11        12     8        157      8         44       5
   Commercial construction                       -       -         -         -        -      -         -      -          -        -
   Residential mortgage                         336     30        413       35       482    33        511     46        428      40
   Commercial mortgage                          377     33        347       29       501    34        237     21        338      31
Consumer                                      1,149     12        986       11       949    13        353     13        356      14
General                                       4,846     -       4,156       -      3,711    -       3,786     -       2,894      -

                                            --------  -------  --------  ------- ------- ------- -------- -------- --------- -------
Total allowance for possible loan losses     $7,663    100%    $6,724     100%    $5,837   100%    $5,313    100%    $4,407    100%
                                            ========  =======  ========  ======= ======= ======= ======== ======== ========= =======

         In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize changes to the allowance based on their judgement about information available at the time of examination.

         Non-performing assets include non-accrual loans, accruing loans contractually past due 90 days or more, restructured loans, other real estate, and other real estate under contract for sale. Loans are placed on non-accrual status when management has concerns relating to the ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due. Interest of $23,000 was reported on these loans during 1999. Non-accrual loans at December 31, 1999 consists of 55 loans, the largest of which had a balance of $677,600. Non-accrual loans at December 31, 1998 consists of 61 loans, the largest of which had a balance of $496,000. At December 31, 1999, impaired loans totaled $2,069,000, of which all were on nonaccrual status, and their related reserve for loan losses totaled $625,000. The average carrying value of impaired loans was $1,370,000. At December 31, 1998, impaired loans totaled $920,000, of which all were on nonaccrual status, and their related reserve for loan losses totaled $399,000. The average carrying value of impaired loans was $820,000. The amount of interest income recognized on impaired loans was not considered material during 1999 or 1998. No amount of loans that have been classified by regulatory examiners as loss, substandard, doubtful or special mention has been excluded from amounts disclosed as non-performing loans. Management believes the current allowance for loan losses is sufficient to absorb probable losses inherent in the portfolio. No assurance can be given that adverse economic conditions will not adversely affect borrowers and result in increased losses.

                                                                      December 31,
                                               -------------------------------------------------------------------------------
                                                   1999            1998             1997             1996             1995
                                               -----------     -----------       -----------      -----------      -----------
Nonaccrual loans                                 $2,615          $1,432             $720             $690              $812
Loans 90 days or more past due
  and still accruing interest                       178             111              152               51               106
                                               -----------     -----------       -----------      -----------      -----------
Total non-performing loans                        2,793           1,543              872              741               918
Other real estate                                   221             326              514              144               686
                                               -----------     -----------       -----------      -----------      -----------
Total non-performing assets                      $3,014          $1,869           $1,386             $885            $1,604

          The increase in nonaccrual loans is due to 5 commercial loans totaling
approximately  $1,637,000.   The  Company  believes  there  will  be  no  losses
associated with these loans based on the collateral values, the borrowers' ability to repay and the allowance for loan losses that has been provided. Net charge-offs as a percentage of average loans outstanding increased slightly from
 .11% in 1998 to .14% in 1999. This ratio, although it increased slightly, continues to reflect the moderate level of losses experienced by the Company.


                                                        1999             1998             1997              1996              1995
                                                      --------         --------         --------          --------          --------
Balance at beginning of year                           $6,724           $5,837           $5,313            $4,407            $3,662
  Charge-offs:
    Commercial, financial and agricultural               (390)            (119)             (29)              (46)             (101)
  Real estate:
      Construction                                        --               --               --                --                --
      Mortgage                                            (69)             (72)             (93)              (24)              (77)
    Consumer                                             (399)            (489)            (516)             (350)             (229)
                                                      --------         --------         --------          --------          --------
      Total charge-offs                                  (858)            (680)            (638)             (420)             (407)
  Recoveries:
    Commercial, financial and agricultural                 35               20               41                28                14
    Real estate:
      Construction                                       --               --                --                 --                --
      Mortgage                                             36               51               27                48                87
    Consumer                                               71              131               97                71                95
                                                      --------         --------         --------          --------          --------
      Total recoveries                                    142              202              165               147               196
                                                      --------         --------         --------          --------          --------
Net charge-offs                                          (716)            (478)            (473)             (273)             (211)

Provision for loan losses                               1,655            1,365              997             1,179               956
                                                      --------         --------         --------          --------          --------
Balance at end of year                                 $7,663           $6,724           $5,837            $5,313            $4,407
                                                      ========         ========         ========          ========          ========
Loans, net of unearned income at end
     of year                                         $541,540         $476,110         $404,025          $361,888          $299,224
Ratio of allowance for loan losses to
    loans, net of unearned income
    at end of year                                      1.42%            1.41%            1.44%             1.47%             1.47%

Average loans, net of unearned interest              $494,732         $423,246         $373,910          $328,517          $262,685

Ratio of net charge-offs to average loans
    outstanding during the year                         0.14%            0.11%            0.13%             0.08%             0.08%


Capital Resources

         Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The FDIC and the Federal Reserve, the primary
Federal regulators for the Banks and the Company, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with risk profile assigned to its assets in accordance with the guidelines. The Company, Lincoln Bank, Cabarrus Bank and Community Bank all maintain capital levels exceeding the minimum levels for well-capitalized bank holding companies and banks.

                                               Well               The            Lincoln          Cabarrus       Community
                                            Capitalized         Company            Bank             Bank            Bank
                                          ---------------    ------------      -----------       ----------     ------------
Tier I capital to risk adjusted assets         6.0%              11.9%             11.0%            10.2%           12.6%
Total capital to risk adjusted assets         10.0%              13.1%             12.3%            11.5%           14.0%
Leverage ratio                                 5.0%               8.3%              8.4%             7.7%            6.6%

Accounting And Regulatory Matters

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Statement is effective for all fiscal quarters beginning after June 15, 2000. This effective date reflects the deferral provided by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which defers the earlier effective date specified in SFAS No. 133. The Company has not yet determined the financial impact of the adoption of SFAS No. 133.

Item 7a.  Quantitative And Qualitative Disclosures About Market Risk

         Market risk is inherent to all industries and financial institutions' assets and liabilities all are affected by market risks. The Company considers credit to be the most significant; however, interest rate risk is a close second. There are eight risks that must be considered in managing the Company. These risks are listed in order of the perceived level of risk imposed upon the Company. The Company does not believe foreign exchange risk to be significant and thus, does not address it in this assessment. The Company has identified certain critical risks to the Banks.

         Credit Risks. Credit risk is the risk to the Company's earnings or capital from the potential of an obligator or related group of obligators failing to fulfill its or their contractual commitments to the bank. Credit risk is most closely associated with a bank's lending. It encompasses the potential of loss on a particular loan as well as the potential for loss from a group of related loans, i.e., a credit concentration. Credit risk extends also to less traditional bank activities. It includes the credit behind the bank's investment portfolio, the credit of counterparties to interest rate contracts, and the credit of securities brokers holding the bank's investment portfolio in street name.

          Interest Rate Risk. Interest rate risk is the risk to earnings or capital from the potential of movement in interest rates. It is the sensitivity of the bank's future earnings to interest rate changes. Interest rate risk is generally measured on the basis of duration analysis or gap analysis. Duration analysis measures the degree of risk in a particular instrument or portfolio and gap analysis defines the timing when loss may occur. The Company's policy has been generally to attempt to achieve a modified duration of 5% and a one-year cumulative gap of +/- 5% and a one- to five-year cumulative gap of +/- 8%. As of December 31, 1999, as a result of Board action, the Company determined to operate with a modified duration of 3.19% and a one-year cumulative gap of 11.20% and a one to five-year cumulative gap of 11.52%. This means that the Company's assets will reprice faster than it's liabilities, which should favorably affect earnings in the rising interest rate environmnet that has existed since mid 1999. The major components of interest rate risk are described as repricing risk, basis risk, yield curve risk, and options risk. While current levels are outside of traditional approved levels, the Company is comfortable with these levels at this particular time and is monitoring levels quarterly.

         Price Risk. Price risk is the risk to earnings or capital from changes in the value of portfolios of financial instruments. Frequently this is referred to as market risk. Price risk is generally reflected as the risk of a decline in market value of its securities portfolio and the Company is willing to accept a 7.5% change in value after experiencing a 300 basis point rate shock, either positive or negative. At December 31, 1999, the price change was less than 8.9% with such a rate shock. While this price change is outside of the traditional approved levels the Company is comfortable with this change at this particular time and is monitoring levels quarterly.

         Liquidity Risk. Liquidity risk is the risk to earnings or capital from the Company's inability to meet its obligations when they come due without incurring unacceptable losses or costs such as when depositors withdraw their deposits and the bank does not have the liquid assets to fund the withdrawals and to meet its loan funding obligations. The risk is particularly great with brokered deposits of which the Company currently has none.

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

         Most of these risks are interrelated and thus all must be considered by management regardless of the implied risk. Management reviews performance against these ranges on a quarterly basis. See the "GAP" table in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's quantitative sensitivity analyses.

         The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The estimated fair market value of loans outstanding was approximately $538,251,000 and $480,244,000 at December 31, 1999 and 1998, respectively. The fair value of noninterest-bearing demand deposits and interest-bearing deposits, savings and money market deposits is the amount payable on demand at the reporting date. The fair value of the time deposits is estimated using the rates currently offered for deposits of similar remaining maturities. The estimated fair market value of deposits was approximately $666,499,000 and $652,617,000 at December 31, 1999 and 1998, respectively.

                          Independent Auditors' Report


The Shareholders and the Board of Directors of Carolina First BancShares, Inc.

         We have audited the accompanying consolidated balance sheets of Carolina First BancShares, Inc., and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, changes in shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carolina First BancShares, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.




                                                                /s/ KPMG, LLP
                                                                -------------
                                                                       KPMG, LLP

January 18, 2000
Charlotte, North Carolina

Item 8.  Financial Statements And Supplementary Data

Carolina First BancShares, Inc.
Consolidated Balance Sheets
December 31, 1999 and 1998

                                                                                         1999                 1998
                                                                                  ------------------   ------------------
Cash and due from banks                                                                $33,658,815         $28,611,146
Federal funds sold                                                                       ---                13,220,957
                                                                                      -------------       -------------
     Total cash and cash equivalents                                                    33,658,815          41,832,103
Interest bearing deposits in other banks                                                   439,352             777,346
Securities held to maturity (market value $34,686,254  in 1999 and
     $33,609,910 in 1998)                                                               36,082,589          33,306,113
Securities available for sale (cost of $154,587,610 in 1999 and
    $153,255,268 in 1998)                                                              151,079,421         154,384,075
Loans, net of unearned income ($770,821 in 1999; $565,714 in 1998)                     541,539,925         476,109,833
     Allowance for loan losses                                                          (7,662,823)         (6,723,516)
                                                                                      -------------       -------------
     Loans, net                                                                        533,877,102         469,386,317
Premises and equipment, net                                                             12,672,438          13,662,738
Other real estate owned                                                                    220,801             326,206
Other assets                                                                            18,068,066          17,951,346
                                                                                      -------------       -------------
Total Assets                                                                          $786,098,584        $731,626,244
                                                                                      =============       =============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Demand                                                                            $97,416,776         $89,666,447
     Interest bearing transaction accounts                                             184,385,651         167,131,413
     Savings                                                                            66,357,623          63,833,667
     Time, $100,000 and over                                                            85,853,152          87,947,784
     Other time                                                                        232,966,454         244,023,259
                                                                                      -------------       -------------
     Total deposits                                                                    666,979,656         652,602,570
Repurchase agreements                                                                   11,350,893          10,399,634
Other borrowed funds                                                                    38,694,034             674,862
Other liabilities                                                                        3,102,759           5,971,447
                                                                                      -------------       -------------
Total Liabilities                                                                      720,127,342         669,648,513
Shareholders' Equity:
     Preferred  stock,  $1.00 par value;  authorized  - 5,000,000  shares;  none issued and  outstanding;  Common  stock,  $2.50 par value;  authorized -
        20,000,000 shares; issued and outstanding - 6,000,127 in 1999, and
        5,396,736 shares in 1998                                                        15,000,318          13,491,840
     Additional paid in capital                                                         33,923,354          22,758,001
     Retained earnings                                                                  19,189,335          25,031,771
     Accumulated other comprehensive income (loss)                                      (2,141,765)            696,119
                                                                                      -------------       -------------
     Total Shareholders' Equity                                                         65,971,242          61,977,731
                                                                                      -------------       -------------
Commitments and Contingent Liabilities                                                     ---                 ---
Total Liabilities and Shareholders' Equity                                            $786,098,584        $731,626,244
                                                                                      =============       =============

Carolina First BancShares, Inc.
Consolidated Statements of Income
For the Years Ended December 31, 1999, 1998 and 1997

                                                        1999            1998            1997
                                                     -----------     -----------    -----------
Interest Income:
Interest and fees on loans                           $45,655,726    $40,848,120     $36,552,020
Interest and dividends on securities:
     Taxable income                                   11,075,384      9,554,933       7,334,682
     Non-taxable income                                  410,945        329,685         476,200
Other interest income                                    412,099      1,319,095         874,091
                                                      ----------     ----------      ----------
   Total interest income                              57,554,154     52,051,833      45,236,993

Interest Expense:
Interest on deposits                                  21,729,784     21,571,800      19,221,687
Interest on borrowed funds                             1,300,634        498,934         351,059
                                                      ----------     ----------      ----------
   Total interest expense                             23,030,418     22,070,734      19,572,746
                                                      ----------     ----------      ----------
Net Interest Income                                   34,523,736     29,981,099      25,664,247
Provision for Loan Losses                              1,655,200      1,365,000         997,333
                                                      ----------     ----------      ----------
Net Interest Income after Provision for Loan Losses   32,868,536     28,616,099      24,666,914
Noninterest Income:
Charges on deposit accounts                            4,113,201      3,864,796       3,357,917
Insurance commissions                                    634,546        603,025         725,474
Other service fees and commissions                     1,398,198      1,445,217       1,203,393
Mortgage banking commission  income                      603,636        671,448         483,047
Securities gains (losses), net                          (238,976)       267,304          82,508
Other income                                           1,513,688      1,196,584         910,447
                                                      ----------     ----------      ----------
   Total noninterest income                            8,024,293      8,048,374       6,762,786

Noninterest Expense:
Salaries and benefits                                 13,774,830     12,037,794      11,251,266
Occupancy and equipment                                3,710,067      3,252,949       2,810,863
Federal and other insurance premiums                     195,685        208,822         185,798
Office supplies                                          870,786        938,063         857,966
Data processing                                        1,248,533        680,130         546,395
Restructuring and merger related expenses                      -      2,069,570               -
Other expenses                                         8,187,037      6,667,773       5,566,486
                                                      ----------     ----------      ----------
   Total noninterest expense                          27,986,938     25,855,101      21,218,774
                                                      ----------     ----------      ----------
Income Before Income Taxes                            12,905,891     10,809,372      10,210,926
Income Taxes                                           4,130,086      4,100,443       3,490,141
                                                      ----------     ----------      ----------
Net Income                                            $8,775,805     $6,708,929      $6,720,785
                                                      ==========     ==========      ==========
Earnings per share
Net Income Per Common Share - Basic                        $1.47          $1.14           $1.20
Net Income Per Common Share - Diluted                      $1.45          $1.11           $1.18

Carolina First BancShares, Inc.
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
For the Years Ended December 31, 1999, 1998 and 1997

                                                Common Stock
                                        ------------------------------    Additional                      Other
                                                                            Paid-in       Retained     Comprehensive  Shareholders'
                                            Shares          Amount          Capital       Earnings     Income (loss)     Equity
                                        --------------   -------------   -------------   -----------  --------------  -------------
Balance, December 31, 1996                  3,020,983     $7,552,458     $22,285,732    $14,590,974       $34,903       $44,464,067
Issuance of stock in public
offering                                      225,000        562,500       4,988,907        ---             ---           5,551,407
Exercise of stock options                      18,311         45,778          32,432        ---             ---              78,210
Cash dividend ($.28 per share)               ---              ---             ---        (1,331,194)        ---          (1,331,194)
2-for-1 stock split                         2,054,569      5,136,422      (5,136,422)       ---             ---            -
Retirement of stock                            (1,412)        (3,530)        (38,174)       ---             ---             (41,704)
Dividend reinvestment plan                      8,318         20,795         202,991        ---             ---             223,786
Net income                                   ---              ---             ---         6,720,785         ---           6,720,785
Other comprehensive income -
   Unrealized gain on securities
   available for sale, net of taxes
   of $341,498                               ---              ---             ---           ---           545,443           545,443
                                                                                                                        ------------
Total comprehensive income                   ---              ---             ---           ---             ---           7,266,228
                                        --------------   -------------   ------------   ------------  ------------      ------------
Balance, December 31, 1997                  5,325,769     13,314,423      22,335,466     19,980,565      $580,346       $56,210,800
Exercise of stock options                      70,229        175,572         210,055        ---             ---             385,627
Cash dividend ($.34 per share)               ---             ---             ---         (1,657,723)        ---          (1,657,723)
Retirement of stock                            (3,694)        (9,235)       (112,707)       ---             ---            (121,942)
Dividend reinvestment plan                      4,432         11,080         110,049        ---             ---             121,129
Settlement of merger-related claims          ---             ---             215,138        ---             ---             215,138
Net income                                   ---             ---             ---          6,708,929         ---           6,708,929
Other comprehensive income -
   Unrealized gain on securities
   available for sale, net of taxes
   of $50,921                                ---             ---             ---            ---           115,773           115,773
                                                                                                                        ------------
Total comprehensive income                   ---             ---             ---            ---             ---           6,824,702
                                        --------------   -------------   ------------   ------------  ------------      ------------
Balance, December 31, 1998                  5,396,736     13,491,840      22,758,001     25,031,771      $696,119       $61,977,731
Exercise of stock options                      65,196        162,991         247,589        ---             ---             410,580
10% stock dividend                            541,173      1,352,932      10,991,429    (12,385,243)        ---             (40,882)
Minority interest in CFBI                    ---             ---             ---             52,900         ---              52,900
Cash dividend ($.40 per share)               ---             ---             ---         (2,285,898)        ---          (2,285,898)
Retirement of stock                            (3,819)        (9,548)        (95,952)       ---             ---            (105,500)
Dividend reinvestment plan                        841          2,103          22,287        ---             ---              24,390
Net income                                   ---             ---             ---          8,775,805         ---           8,775,805
Other comprehensive income -
   Unrealized loss on securities
   available for sale, net of taxes
   of ($1,799,112)                           ---             ---             ---            ---        (2,837,884)       (2,837,884)
                                                                                                                        ------------
Total comprehensive income                   ---             ---             ---            ---             ---           5,937,921
                                        --------------   -------------   ------------   ------------  ------------      ------------
Balance, December 31, 1999                  6,000,127    $15,000,318     $33,923,354    $19,189,335   ($2,141,765)      $65,971,242
                                        ==============   =============   ============   ============  ============      ============

Carolina First BancShares, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 1999, 1998 and 1997

                                                                                 1999             1998            1997
                                                                             --------------   -------------   -------------
Operating Activities:
Net Income                                                                     $ 8,775,805     $ 6,708,929     $ 6,720,785
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                               2,576,340       2,297,164       2,125,307
     Accretion and amortization of securities discounts and premiums, net          284,066        (326,143)        701,698
     Provision for loan losses                                                   1,655,200       1,365,000         997,333
     Deferred tax benefit                                                         (509,247)       (699,363)       (771,281)
     Gains on sales of securities available for sale                               (53,080)       (287,166)        (99,938)
     Losses on sales of securities available for sale                              293,871          19,862          19,106
     Gains on calls and maturities of securities held to maturity                   (1,816)           --            (1,812)
     Losses on calls and maturities of securities held to maturity                    --              --               136
     Losses (gains) on sales of equipment, net                                      (4,193)            309          (4,810)
     Losses (gains) on sales of real estate, net                                   (42,803)         71,501         (65,702)
     Increase in other assets                                                     (200,253)       (634,361)     (1,588,494)
     Increase (decrease) in other liabilities                                   (1,069,576)        829,437       1,089,214
     Settlement of merger related claims                                              --           215,138           --

                                                                             --------------   -------------   -------------
          Net cash provided by operating activities.                            11,704,314       9,560,307       9,121,542
                                                                             --------------   -------------   -------------
Investing Activities:
Proceeds from maturities of securities available for sale                       70,025,000      70,451,327      35,612,012
Proceeds from sales of securities available for sale                            47,201,172         599,964       5,809,688
Paydowns of securities available for sale                                        3,561,993           --             --
Purchases of securities available for sale                                    (119,253,858)   (101,960,784)   (101,121,315)
Proceeds from calls and maturities of securities held to maturity                7,613,353      16,662,401      18,320,504
Paydowns of securities held to maturity                                            206,223           --             --
Purchases of securities held to maturity                                       (13,985,742)    (13,295,379)     (7,490,547)
Purchases and maturities of certificates of deposit, net                           337,994        (103,486)       (247,094)
Originations of loans, net                                                     (66,258,150)    (72,922,802)    (43,072,427)
Proceeds from sale of real estate                                                  255,778         509,903         211,609
Proceeds from sale of premises and equipment                                        23,910           2,115         611,477
Cash acquired, net of cash paid, in purchase of branches                              --         7,674,161      26,556,399
Capital expenditures                                                              (955,482)     (1,899,152)     (2,147,923)

                                                                             --------------   -------------   -------------
          Net cash used in investing activities                                (71,227,809)    (94,281,732)    (66,957,617)
                                                                             --------------   -------------   -------------
Financing Activities:
Increase (decrease) in time deposits                                           (13,151,437)     44,876,631      20,560,322
Net increase in other deposits                                                  27,528,523      53,602,469      30,945,214
Net increase (decrease) in repurchase agreements                                   951,259        (523,864)      3,754,186
Net increase in other borrowed funds                                            38,089,412           --            200,000
Repayment of notes payable                                                         (70,240)        (75,176)        (19,601)
Retirement of stock                                                               (105,500)       (121,942)        (41,704)
Payment of cash dividends and fractional shares                                 (2,285,898)     (1,657,723)     (1,331,194)
Issuance of stock                                                                  394,088         506,756       5,853,403

                                                                             --------------   -------------   -------------
          Net cash  provided by financing activities                            51,350,207      96,607,151      59,920,626
                                                                             --------------   -------------   -------------

Net Increase (Decrease) in Cash and Cash Equivalents                            (8,173,288)     11,885,726       2,084,551
Cash and Cash Equivalents, Beginning of Year                                    41,832,103      29,946,377      27,861,826

                                                                             --------------   -------------   -------------
Cash and Cash Equivalents, End of Year                                        $ 33,658,815     $41,832,103     $29,946,377
                                                                             ==============   =============   =============

Supplemental disclosures of cash flow information:
     Interest paid                                                            $ 22,673,950     $21,540,710     $19,177,341
     Income taxes paid                                                           5,145,300       4,791,163       4,340,169
                                                                             ==============   =============   =============

Supplemental disclosure of noncash investing and financing activities:
     Increase (decrease) in net unrealized loss                               $ (2,837,884)      $ 115,773       $ 545,443
     Assets transferred to other real estate                                       112,165         359,337         533,687

Notes To Consolidated Financial Statements
December 31, 1999

Carolina First BancShares, Inc. and Subsidiaries

         1.  Summary Of Significant Accounting Policies

                  Principles of Consolidation -- The consolidated financial statements include the accounts of the Company, the Banks, and their subsidiaries (referred to herein collectively as the "Company"). All significant intercompany items and transactions have been eliminated in consolidation. Certain 1997 amounts have been reclassified to conform to 1999 and 1998 classifications. The reclassifications have no effect on shareholder's equity or net income as previously reported. The Company's chief operating decision-makers review the results of operations of the Company and its subsidiaries as a single enterprise.

                  The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the amounts of income and expenses during the reporting period. Actual results could differ from these estimates.

                  Cash and Cash equivalents -- Cash and cash equivalents include cash on hand, due from banks and overnight federal funds sold.

                  Securities -- Securities are classified in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debit and Equity Securities" which prescribes the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at cost. Securities held for current resale are classified as trading securities and reported at fair value, with unrealized gains and losses included in income. The Company currently has no such securities. Securities not classified as held to maturity or trading securities are classified as available for sale and reported at fair value, with unrealized gains and losses net of the related tax effect excluded from income and reported as a separate component of shareholders' equity. The effect of the foregoing will cause fluctuations in shareholders' equity based on changes in values of debt and equity securities. The classification of securities as held to maturity, trading or available for sale is determined at the date of purchase.

                  Realized gains or losses on the sale of securities are recognized on the specific identification method. Premiums and discounts are amortized to interest income over the life of the security using a method approximating a level yield method. The market value of securities is generally based on quoted market prices or dealer quotes.

                  As a member of the Federal Home Loan Bank of Atlanta (the "FHLB"), the Company is required to maintain an investment in the stock of the FHLB. This stock, which is classified in the other asset category at December 31, 1999, is carried at cost since it has no quoted market value.

                  Allowance for Loan Losses -- The provision for loan losses charged to operations is an amount that management believes is sufficient to bring the allowance for loan losses to an amount considered adequate to absorb estimated probable losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolios, current economic conditions, historical loan loss experience and other risk factors. This evaluation is heavily dependent upon estimates and appraisals that are susceptible to rapid changes because of economic conditions and the economic prospects of borrowers.

                  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize changes to the allowance based on their judgement about information available at the time of examination.

                  Nonaccrual Loans -- Generally, a loan is classified as nonaccrual and the accrual of interest on such loan (including impaired loans) is discontinued when the contractual payment of principal or interest has become 90 days past due or management has doubts about further collectibility of principal or interest even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for credit losses. Interest received on nonaccrual loans (including impaired loans) generally is either applied against principal or reported as interest income according to management's judgement as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

                  Premises and Equipment -- Premises and equipment are stated at cost less accumulated depreciation. Additions and major replacement or betterments, which extend the useful lives of premises and equipment, are capitalized. Maintenance, repairs and minor improvements are expensed as incurred. Depreciation of buildings and improvements is computed on the straight-line method over 15 years. Depreciation of furniture, fixtures and equipment is computed on the straight-line method over periods that approximate the estimated useful live of the assets. Accelerated depreciation methods are used for tax purposes. Gains and losses on dispositions of premises and equipment are reflected in income.

                  Other Real Estate Owned -- Other real estate owned is carried at the lower of cost (principal balance of the loan plus costs of obtaining title and possession) or fair value less selling costs. Losses arising at the time of acquisition of such properties is charged against the allowance for loan losses. Subsequent write-downs that may be required to the carrying value of these properties are charged to noninterest expense.

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

                  Earnings Per Share -- SFAS No. 128, "Earnings per Share" establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 simplifies the standards for computing EPS previously found in APB opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The weighted average number of shares for each year presented has been retroactively adjusted for the 10% stock dividend in 1999 and the two-for-one stock split in 1997.

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

                  Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no active market readily exists for a portion of the Company's financial instruments, fair value estimates are based on judgements regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, an other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

                  SFAS No. 107 specifies that fair values should be calculated based on the value of one unit without regard to any premium or discount that may result from concentration of ownership of a financial instrument, possible tax ramifications, or estimated transaction costs.

                  Stock Options -- SFAS No. 123, "Accounting for Stock-Based Compensation," requires either the (i) fair value of employee stock-based compensation plans be recorded as a component of compensation expense in the statement of income as of the date of grant of awards related to such plans, or, (ii), the impact of such fair value on net income and earnings per share be disclosed on a pro forma basis in a footnote to financial statements for awards granted after December 15, 1994, if the accounting for such awards continues to be in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion 25"). The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                  Income and Expense -- The Company utilizes the accrual method of accounting except for immaterial amounts of loan income and other minor fees, which are recorded as income when collected. Substantially all loans earn interest on the level yield method based on the daily outstanding balance. The accrual of interest is discontinued when, in management's judgement, the interest may not be collected.

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

                  Comprehensive Income -- On January 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income". As required by the SFAS No. 130, prior year information has been modified to conform to the new presentation. Comprehensive income includes net income and all non-owner changes to the Company's equity. The Company's only component of other comprehensive income is the change in unrealized gains and losses on available-for-sale securities.

                  The Company's total comprehensive income for the three years ended December 31, 1999, 1998, and 1997 was $5,937,921, $6,824,702 and
         $7,266,228 respectively. Information concerning the Corporation's other comprehensive income for the three years ended December 31, 1999, 1998 and 1997 is as follows:

                                                                                          1999             1998             1997
                                                                                    --------------  ---------------  ---------------
Unrealized holdings gains (losses) arising during the period                          (2,986,049)         281,501          596,598

Less: reclassification adjustment for realized gains (losses), net of tax               (148,165)         165,728           51,155
                                                                                      ------------     ------------     ------------
Unrealized gains (losses) on securities available for sale,
         net of applicable income taxes                                               (2,837,884)         115,773          545,443
                                                                                      ============     ============     ============



                  Disclosures Regarding Segments -- The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998. SFAS No. 131 establishes standards for the way that public businesses report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company adopted SFAS No. 131 without any impact on its consolidated financial statements as the operating decision-maker reviews the results of operations of the Company and its subsidiaries as a single enterprise.

         2.  Mergers Accounted For As A Pooling-of-Interests

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

                  Certain charges were brought against the Company and one of the Company's officers related to the merger. In connection with the litigation the Company formed a settlement trust and irrevocably transferred all of the shares of Community Bank which it owned to the trustee to be available for settlement of the claims. The Company incurred costs of approximately $16,000 and $215,000 in 1999 and 1998, respectively, for the settlement of the claims.

                  The financial statements of the Company have been restated to reflect the Community Bank merger as if it had been effective as of the earliest period presented. The respective contributions of the pooled entities to consolidated total income, net interest income after provision for loan losses and net income for the two years ended December 31, 1998 were as follows:


                                                                   1998              1997
Total income:                                              -----------------------------------
-------------
Carolina First BancShares, Inc.                                  $51,575,670      $44,037,368
Community Bank & Trust                                             8,524,537        7,962,411
                                                                --------------    ------------
Combined                                                         $60,100,207      $51,999,779

Net interest income after provision for loan losses:
----------------------------------------------------
Carolina First BancShares, Inc.                                  $24,482,693      $20,508,156
Community Bank & Trust                                             4,133,406        4,158,758
                                                                --------------    ------------
Combined                                                         $28,616,099      $24,666,914

Net income:
-----------
Carolina First BancShares, Inc.                                   $7,349,951       $6,159,839
Community Bank & Trust                                              (641,022)         560,946
                                                                --------------    ------------
Combined                                                          $6,708,929       $6,720,785

Earnings per share - basic:
---------------------------
Carolina First BancShares, Inc.                                        $1.52            $1.35
Community Bank & Trust                                                 (0.38)           (0.15)
                                                                --------------    ------------
Combined                                                               $1.14            $1.20


Earnings per share - diluted:
-----------------------------
Carolina First BancShares, Inc.                                        $1.50            $1.34
Community Bank & Trust                                                 (0.39)           (0.16)
                                                                --------------    ------------
Combined                                                               $1.11            $1.18



                  In connection with the Community Bank merger, the Company incurred restructuring and merger related expenses of $2,070,000 in 1998. The after tax-effect of the restructuring and merger-related expense was $1,786,000 in 1998. Such expenses were comprised of severance payments and other payments under employment contracts, professional fees, costs for the settlement of merger-related claims, systems conversion costs and other restructuring and merger related expenses as follows:

         Severance payments.................................................    $171,000
         Employment contracts...............................................     489,000
         System conversion costs and write-off of old equipment.............     190,000
         Settlement of merger related claims................................     215,000
         Professional fees..................................................     897,000
         Other..............................................................     108,000
                                                                               ---------
         Total..............................................................  $2,070,000
                                                                               ==========


                  In 1998, the Company incurred merger expenses of $1,410,000 all of which were paid in 1998. There were no such merger expenses in 1999. In 1998, the Company incurred restructuring expenses of $660,000 of which approximately $563,000 were accrued at December 31, 1998 and included in other liabilities. Such restructuring expenses and liabilities consisted of severance payments and payments under employment contracts. There were no restructuring expenses incurred during 1999. The liabilities related to the restructuring expenses accrued in 1998 were paid in full during 1999.

         3.  Securities

                  Amortized cost, market values and unrealized gains and losses of securities as of December 31, 1999 and 1998 are summarized as follows:

                                                       Amortized           Unrealized          Unrealized              Market
December 31, 1999                                        Cost                 Gains              Losses                Value
                                                   ------------------    ----------------  -------------------   -------------------
     U. S. Treasury securities                            $1,996,187                $936              ($1,185)           $1,995,938
     U.S. government agencies                              7,830,966           ---                   (329,791)            7,501,175
     Mortgage-backed securities                           17,667,548               7,494             (604,843)           17,070,199
     State and political subdivisions                      8,587,888              48,681             (517,627)            8,118,942
                                                   ------------------    ----------------  -------------------   -------------------
Total                                                    $36,082,589             $57,111          ($1,453,446)          $34,686,254
                                                   ==================    ================  ===================   ===================

Available For Sale
     U. S. Treasury securities                           $15,519,974             $12,827             ($17,013)          $15,515,788
     U.S. government agencies                            119,919,559               3,595           (3,601,244)          116,321,910
     Mortgage-backed securities                           18,264,295               4,552             (115,758)           18,153,089
     Mutual funds and marketable equity securities           883,782             249,452              (44,600)            1,088,634
                                                   ------------------    ----------------  -------------------   -------------------
Total                                                   $154,587,610            $270,426          ($3,778,615)         $151,079,421
                                                   ==================    ================  ===================   ===================


December 31, 1998

Held to Maturity
     U. S. Treasury securities                            $6,010,186             $68,878          ---                    $6,079,064
     U.S. government agencies                              3,034,710              14,266          ---                     3,048,976
     Mortgage-backed securities                           16,105,620             112,974             ($17,244)           16,201,350
     State and political subdivisions                      8,155,597             163,271              (38,348)            8,280,520
                                                   ------------------    ----------------  -------------------   -------------------

Total                                                    $33,306,113            $359,389             ($55,592)          $33,609,910
                                                   ==================    ================  ===================   ===================

Available For Sale
     U. S. Treasury securities                           $42,663,530            $550,230          ---                   $43,213,760
     U.S. government agencies                            108,964,028             424,080            ($275,303)          109,112,805
     Mortgage-backed securities                              743,928              23,695          ---                       767,623
     Mutual funds and marketable equity securities           883,782             416,155              (10,050)            1,289,887
                                                   ------------------    ----------------  -------------------   -------------------

Total                                                   $153,255,268          $1,414,160            ($285,353)         $154,384,075
                                                   ==================    ================  ===================   ===================



         Amortized cost and market values of securities at December 31, 1999, by maturity, are shown below.

                                                                Held to Maturity                       Available for Sale
                                                   --------------------------------------  -----------------------------------------
                                                       Amortized                               Amortized
                                                         Cost             Market Value            Cost              Market Value
                                                   ------------------    ----------------  -------------------   -------------------

Due within one yea                                       $1,220,808          $1,222,702          $33,032,272           $32,969,106
Due after one year but within 5 years                     4,592,076           4,597,284           88,929,535            86,214,991
Due after 5 years but within 10 years                    10,557,013          10,184,117           11,521,125            10,854,703
Due after 10 years                                       19,712,692          18,682,151           20,220,896            19,951,987
Mutual funds and marketable equity securities            ---                  ---                    883,782             1,088,634
                                                  ------------------    ----------------  -------------------   -------------------

Total                                                   $36,082,589         $34,686,254         $154,587,610          $151,079,421
                                                   ==================    ================  ===================   ===================



                  Investment securities with an amortized cost of $44,043,000 at December 31, 1999 were pledged to secure public deposits and for other purposes required or permitted by law.

                  Included in other assets is an investment in the common stock of First Gaston Bank of North Carolina with a carrying amount of approximately $1,276,000 at December 31, 1999. The Company accounts for the investment under the equity method as the Company has committed to serve as a source of strength, as defined by the Federal Reserve, for First Gaston Bank; has representation on the bank's board of directors; and provides certain operational functions to First Gaston Bank. Under the equity method, the Company adjusts the carrying value of the investment for its portion of the First Gaston Bank's earnings or losses. During 1999, the Company recognized income, net of applicable income taxes, of $77,567. Also included in other assets is an investment in the stock of the Federal Home Loan Bank of Atlanta ("FHLB") of $516,900 and $915,000 at December 31, 1999 and 1998,
         respectively, and which is pledged as collateral for advances from the FHLB. No ready market exists for the FHLB stock, which is carried at cost.

         4.  Loans

                  Major classifications of loans as of December 31, 1999 and 1998 are as follows:

                                                                      1999                    1998
                                                             -----------------     ---------------------
Commercial                                                        $69,581,382               $68,033,080
Real estate:
   Construction                                                    63,521,937                54,441,169
   Mortgage                                                       343,574,095               299,396,025
Consumer                                                           58,812,187                48,630,111
Other                                                               6,050,324                 5,609,448
                                                             -----------------     ---------------------
                  Total loans                                     541,539,925               476,109,833
Allowance for loan losses                                          (7,662,823)               (6,723,516)
                                                             -----------------     ---------------------
                  Total loans, net                               $533,877,102              $469,386,317
                                                             =================     =====================


                  Included in real estate mortgage loans at December 31, 1999 and 1998 are approximately $161,529,000 and $144,138,000, respectively, in 1 - 4 family residential loans.

                  Certain officers and directors, and companies in which they have 10% or more beneficial ownership, were indebted to the Banks in the aggregate amount of $7,721,066 and $5,827,210 at December 31, 1999 and 1998, respectively. During 1999, additions to such loans were $5,440,188 and repayments totaled $3,546,332. These loans represented 11.7% and 9.4% of the Company's total shareholders' equity at December 31, 1999 and 1998, respectively. In the opinion of management, these loans do not involve more than the normal risk of collection, nor do they present other unfavorable features.

                  Loans  past due 90 days or more and  still  accruing  interest totaled $177,739 as of December 31, 1999 and $111,272 as of December 31, 1998, while nonaccrual loans as of December 31, 1999 and 1998 were $2,615,553 and $1,432,086, respectively. Nonaccural loans at December 31, 1999 consists of 55 loans, the largest of which had a balance of $677,600. Nonaccrual loans at December 31, 1998 consists of 61 loans, the largest of which had a balance of $496,000. Management considers collateral on nonaccrual loans to be adequate to avoid any significant losses on the loans, exclusive of allowance for loan losses. Additional interest of approximately $249,000 and $51,000 would have been earned in 1999 and 1998, respectively, if the nonaccrual loans as of each year-end had been earning throughout each year. Income of $23,000 and $77,817 was recognized on these loans during 1999 and 1998, respectively.

                  The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The estimated fair market value of loans outstanding is approximately $538,251,000 and $480,244,000 at December 31, 1999 and
         1998, respectively.

         5.  Allowance For Loan Losses

                  Changes in the allowance for loan losses for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                                                     1999                     1998                     1997
                                                            -------------------      -------------------      -------------------
Balance at beginning of year                                        $6,723,516               $5,837,328               $5,313,424
Charge-offs                                                           (857,859)                (680,309)                (638,266)
Recoveries                                                             141,966                  201,497                  164,837
                                                            -------------------      -------------------      -------------------
Net charge-offs                                                       (715,893)                (478,812)                (473,429)
                                                            -------------------      -------------------      -------------------
Provision for loan losses                                            1,655,200                1,365,000                  997,333
                                                            -------------------      -------------------      -------------------
Balance at end of  year                                             $7,662,823               $6,723,516               $5,837,328
                                                            ===================      ===================      ===================



                  At December 31, 1999, impaired loans totaled $2,069,000, of which all were on nonaccrual status, and their related reserve for loan losses totaled $625,000. The average carrying value of impaired loans was $1,370,000. At December 31, 1998, impaired loans totaled $920,000, of which all were on nonaccrual status, and their related reserve for loan losses totaled $399,000. The average carrying value of impaired loans was $820,000. The amount of interest income recognized on impaired loans was not considered material in 1999 or 1998.

         6.  Premises And Equipment

                  Major classifications of these assets as of December 31, 1999 and 1998 are as follows:

                                                                     1999                 1998
                                                             -----------------     ----------------
     Land                                                          $3,029,395           $2,896,148
     Buildings and improvements                                     9,908,647            9,409,296
     Furniture, fixtures and equipment                             10,499,652           10,315,467
                                                             -----------------     ----------------
Total cost                                                         23,437,694          $22,620,911
Accumulated depreciation                                           10,765,256            8,958,173
                                                             -----------------     ----------------
Carrying value                                                     12,672,438          $13,662,738
                                                             =================     ================


         7.  Liabilities

                  The fair value of noninterest-bearing and interest-bearing demand deposits and, savings and money market deposits is the amount payable on demand at the reporting date. The fair value of time deposits is estimated using the rates currently offered for deposits of similar remaining maturities. The estimated fair market value of deposits is approximately $666,499,000 and $652,617,000 at December 31, 1999 and 1998, respectively.

                  Time deposits maturing in each of the five years subsequent to December 31, 1999 are as follows: 2000, $240,348,000; 2001,
         $59,241,000; 2002, $11,875,000; 2003, $6,225,000; 2004, $1,104,000, and
         subsequent years, $27,000.

                  Short-term   borrowings  and  their  related  weighed  average
         interest rates at December 31 were:

                                                            1999                                   1998
                                            ------------------------------------   ------------------------------------
                                                   Amount           Rate                   Amount            Rate
                                              ----------------  ------------           ----------------  ------------
                                                                         ($ in thousands)
Repurchase agreements                             $ 11,351          4.70  %                $ 10,400         4.21  %
Repurchase transactions                             27,304          6.00                       -             -
Federal funds purchased                             10,785          5.13                       -             -
Other short-term borrowings                            605          4.92                        675         4.41
                                              ----------------   ------------          ----------------   -----------
                                                  $ 50,045          5.50  %                 $ 11,075        4.22  %
                                              ================   ============          ================   ===========



                  Repurchase agreements generally are customer funds that mature daily. These funds, while backed by U.S. Government securities, which are held by third-party safekeepers, are not secured by the FDIC. Repurchase transactions are a secured source of funding from primarily commercial banks characterized by the sale of securities with a simultaneous agreement to repurchase such securities on an agreed upon future date. Other short-term borrowings represent Treasury, tax and loan funds on deposit and are payable on demand to the U.S. Treasury and are collateralized by U.S. Treasury securities.

                  The maximum short-term borrowings outstanding at any month end were:

                                                                       1999                   1998
                                                               --------------------    ------------------
                                                                           ($ in thousands)
Repurchase agreements                                                  $ 16,095              $ 13,620
Repurchase transactions                                                  30,000                     -
Federal funds purchased                                                  33,585                 6,600
Other short-term borrowings                                                 637                   753
Aggregate short-term borrowings                                          50,045                11,075



                  Average short-term borrowings during 1999, 1998 and 1997 were $24,989, $9,084 and $7,221, respectively. The average interest rates on short-term borrowings during 1999, 1998, and 1997 were 5.21%, 5.49% and 4.86%, respectively.

                  Interest expense on short-term borrowings for the years ended December 31, were:

                                                             1999              1998              1997
                                                      -----------------  -----------------  ---------------
                                                                          ($ in thousands)
Repurchase agreements                                       $ 584            $ 437             $ 275
Repurchase transactions                                       200                -                 -
Federal funds purchased                                       498               32                39
FHLB advances                                                   -                6                21
Other short-term borrowings                                    19               24                16
                                                       -------------     -------------     -------------
                                                          $ 1,301            $ 499             $ 351
                                                       =============     =============     =============



                  Of the Banks $46.9 million federal funded lines of credit, $36.1 million was available at December 31, 1999. These lines are maintained at various financial institutions. Such lines are subject to annual renewal and bear varying interest rates.

         8.  Branch Acquisitions

                  In 1998, the Company acquired one branch office with approximately $9.0 million in deposits. This acquisition was accounted for as a purchase and the excess of the purchase price over the fair value of the assets and the core deposits produced approximately $670,000 in goodwill and $195,000 in deposit based premiums. Such amounts are included in other assets and deposit based premiums are amortized on an accelerated basis over 10 years and goodwill is amortized on a straight-line basis over 25 years. Total goodwill was $4,549,154 and $4,839,733 at the end of 1999 and 1998, respectively.
         Total deposit based premiums were $1,015,798 and $1,313,622 at the end of 1999 and 1998, respectively.

9.       Income Taxes

                  Income tax expense consists of:

                                                  Current                Deferred               Total
                                              -----------------      -----------------     ----------------
     Year ended December 31, 1999
          Federal                                   $4,541,363              ($448,212)          $4,093,151
          State                                         97,970                (61,035)              36,935
                                              -----------------      -----------------     ----------------
               Total                                $4,639,333              ($509,247)          $4,130,086
                                              =================      =================     ================

     Year ended December 31, 1998
          Federal                                   $4,386,184              ($584,781)          $3,801,403
          State                                        413,622               (114,582)             299,040
                                              -----------------      -----------------     ----------------
               Total                                $4,799,806              ($699,363)          $4,100,443
                                              =================      =================     ================

     Year ended December 31, 1997
          Federal                                   $3,796,329              ($565,699)          $3,230,630
          State                                        465,093               (205,582)             259,511
                                              -----------------      -----------------     ----------------
               Total                                $4,261,422              ($771,281)          $3,490,141
                                              =================      =================     ================


                  A reconciliation of total income tax expense for the years ended December 31, to the amount of tax expense computed by multiplying income before income taxes by the statutory federal income tax rate of 34 percent for 1997 and 35 percent for 1998 and 1999 is as follows:

                                                                              1999                 1998                1997
                                                                     ------------------    ----------------    ----------------
Tax provision at statutory rate                                             $4,517,062          $3,783,280          $3,471,715
Increase (reduction) in income taxes resulting from:
     Tax-exempt interest income                                               (148,134)           (126,217)           (160,883)
     Merger expenses                                                        ---                    432,007           ---
     Change in the beginning-of-the-year balance of the
        valuation allowance for deferred tax assets allocated
        to income tax expense                                               ---                  ---                   (71,355)
     State income taxes, net of federal tax benefit                             24,008             194,376             171,278
     Other                                                                    (262,850)           (183,003)             79,386
                                                                     ------------------    ----------------    ----------------
            Total Income taxes                                              $4,130,086          $4,100,443          $3,490,141
                                                                     ==================    ================    ================

                  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and (liabilities) at December 31, 1999 and 1998, respectively are presented below:

                                                                                  1999              1998
                                                                            ---------------   ----------------
Deferred tax assets:
     Loan loss reserves.                                                        $3,030,648         $2,607,716
     Accrued expenses, deductible when paid                                      ---                  153,601
     Deferred compensation                                                         826,085            684,202
     Intangible assets                                                             186,461            158,795
     Unrealized losses on securities available for sale                          1,368,236          ---
     Other                                                                         175,640            105,184
                                                                            ---------------   ----------------
       Total gross deferred tax assets.                                          5,587,070          3,709,498
       Less valuation allowance                                                  ---                ---
                                                                            ---------------   ----------------
       Net deferred tax assets                                                   5,587,070          3,709,498
                                                                            ---------------   ----------------
Deferred tax (liabilities):
     Bad debt reserve recapture, tax accounting adjustment                        (230,155)          (290,189)
     Financial reporting stock basis in excess of tax basis                       (180,981)          (177,480)
     Depreciable basis of fixed assets                                            (101,709)          (232,622)
     Unrealized  gain on securities available for sale                           ---                 (430,876)
     Other                                                                        (266,300)           (78,765)
                                                                            ---------------   ----------------
       Total gross deferred tax liability                                         (779,145)        (1,209,932)
                                                                            ---------------   ---------------
Net deferred tax asset included in other assets                                 $4,807,925         $2,499,566
                                                                            ===============   ================




                  A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available for sale. The related current period deferred tax benefit of $1,799,112 has been recorded directly to shareholders' equity. The balance of the change in the net deferred tax asset results from the current period deferred tax benefit of $509,247. It is management's contention that realization of the net deferred tax asset is more likely than not, based upon the Company's history of taxable income and estimates of future taxable income.

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

                                                                                    1999              1998               1997
                                                                                -------------    -------------    -------------
Basic  EPS  denominator:   weighted  average  number  of shares outstanding       5,982,099         5,908,855        5,613,139
Dilutive  effect arising from assumed  exercise of stock options                     88,315           150,933           68,680
                                                                                -------------    -------------    -------------
Diluted EPS denominator                                                           6,070,414         6,059,788        5,681,819
                                                                                =============    =============    =============


                  Stock Based Compensation -- In 1990, the Board of Directors of the Company adopted the Carolina First BancShares, Inc. 1990 Stock Option and Stock Appreciation Rights Plan (the "1990 Plan"), and certain amendments to the 1990 Plan were approved in 1991 and again in 1999 (as amended, "the Plan"). In January 1991, stock appreciation rights were granted in accordance with the 1990 Plan. These rights were granted at market value on the date of the grant and 20% of each grant becomes exercisable on each anniversary of the date of the grant and expires five years after they become exercisable. Stock appreciation rights totaling 36,769 are currently outstanding, with a measurement price of $4.28. The expense related to these rights is included in compensation expense and for the years ended December 31, 1999, 1998 and 1997 was $182,970, $92,181 and $826,606, respectively.

                  Since inception of the Plan, options to purchase shares of Company common stock have been granted to key employees of the Company and 545,500 such options are still available. The Plan provides that options are granted at market value on the date of the grant and 20% of each grant becomes exercisable on each anniversary of the date of the grant. All currently outstanding options have been granted for a ten-year term, unless the recipient leaves the Company's employment earlier. A summary of all stock option activity for 1999 and the status at December 31, 1999 follows. All share and per share amounts give retroactive effect to stock dividends and splits declared by the Company.

         Employee Stock Option Plan:

                                                    Outstanding Options              Exercisable Options
                                         -------------------------------------------------------------------
                                                               Average                           Average
                                             Shares        Option Price        Shares        Option Price
                                         ---------------  ----------------  --------------  ----------------
Balance, December 31, 1996                   289,145             $6.39         178,330             $5.17
Additional Options Granted                    10,120             16.75           ---                ---
Became Exercisable                             ---               ---            40,022              6.06
Less:
   Exercised.                                (20,141)             3.88         (20,141)             3.88
   Forfeited                                  (1,794)             8.09            (960)            11.46
                                      ---------------  ----------------  --------------  ----------------
Balance, December 31, 1997                   277,330            $11.96         197,251             $5.62
Additional Options Granted                    21,395             27.32          ---                 ---
Became Exercisable                             ---               ---            18,372              8.61
Less:
   Exercised.                                (77,253)             5.01         (77,253)             5.01
   Forfeited                                  (6,537)             9.03          ---                 ---
                                      ---------------  ----------------  --------------  ----------------
Balance, December 31, 1998                   214,935             $9.50         138,370             $6.18
Additional Options Granted                    22,155             23.05          22,949             12.44
Less:
   Exercised.                                (68,579)             6.06         (68,579)             6.06
   Forfeited                                  (5,651)             9.76          (1,883)             9.76
                                      ---------------  ----------------  --------------  ----------------
Balance, December 31, 1999                   162,860            $13.36          90,857            $10.47
                                      ===============  ================  ==============  ================




                  The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                                              Options Outstanding
                                   ------------------------------------------------------------------------
                                             Number              Weighted-Average
                    Range of              Outstanding               Remaining          Weighted-Average
                 Exercise Prices          At 12/31/99           Contractual Life        Exercise Price
              ----------------------    ----------------      --------------------    -----------------
                       Less than $5              44,376               3.00 yrs.           $4.18
                             5 to 9              25,461               2.76                 7.87
                           10 to 13              38,252               6.29                11.34
                           14 to 19               8,800               7.23                15.45
                           20 to 24              18,250               9.21                21.88
                           25 to 31              27,721               8.87                27.03
              ----------------------    ----------------      --------------------    ---------------
                           $1 to 31             162,860               5.66 yrs.          $13.36
              ======================    ================      ====================    ===============

                  The company applies APB Opinion 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the proforma amounts indicated below.

                  The weighted-average fair value per share of options granted in 1999 and 1998 amounted to $14.27 and $10.96, respectively. Fair values were estimated on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted average assumptions:

                                              1999             1998
                                         ---------------  ----------------
Risk-free intesest rate                       5.17%             4.56%
Dividend yield                                 1.38                 1
Volatility                                    73.99                20
Expected life                               6 years           7 years

Net Income
   As reported                           $8,775,805        $6,708,929
   Pro forma                              8,656,780         6,632,906

Net Income per share
   As reported - diluted                      $1.45             $1.11
   Pro forma - diluted                         1.43              1.09

                  Pro forma net income reflects only options granted since December 31, 1994. Therefore, the effects of applying SFAS No. 123 pro forma disclosures during the initial phase-in period may not be representative of the effects on reported net income in future years.

         11.  Benefit Plans

                  The Company sponsors a contributory profit-sharing plan, which provides for participation by substantially all employees. Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code. The plan provides for employee contributions up to 15% of the participant's annual salary and an employer contribution of 50% matching of the employee contribution up to 6% of the participant's salary. Contributions to the plan for the years ended December 31, 1999, 1998, and 1997 were $912,525, $793,500 and $703,000, respectively.

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

                  The primary source of funds for payment of dividends by the Company is excess cash or dividends received for the Banks. The Banks, as North Carolina banking corporations, may pay dividends only out of retained earnings as determined pursuant to the North Carolina General Statutes. As of December 31, 1999, the Banks had combined retained earnings of approximately $42,129,000, all of which is available to be paid as dividends without prior regulatory approval, provided the Banks maintain adequate capital.

                  The Company is required by federal regulations to maintain various ratios of capital to assets. Failure to meet the minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

                  Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes that, as of December 31, 1999, the Company meets all capital adequacy requirements to which it is subject.

                  As of December 31, 1999, the Company was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank holding company must maintain at least the minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the institution's category.

                  The table below also presents the actual capital amounts and ratios for the Company, Lincoln Bank, Cabarrus Bank, and Community Bank as computed for regulatory purposes.

                                                                                                                 To Be Well
                                                                                                              Capitalized Under
                                                                                 For Capital                  Prompt Corrective
                                              Actual                       Adequacy Purposes:                Action Provisions:
                                     --------------------------   ----------------------------------    ----------------------------
                                        Amount         Ratio             Amount           Ratio              Amount         Ratio
                                     --------------  ----------   ------------------  --------------    ----------------  ----------
As of December 31, 1999:

Total Capital (to Risk Weighted Assets)

           Consolidated                $69,386,000       13.1%    >     $42,305,104   >        8.0%
                                                                  ---                 --
               Lincoln Bank             45,326,000       12.3%    >      29,536,774   >        8.0%     >   $36,920,968   >   10.0%
                                                                  ---                 --                --                ---
               Cabarrus Bank            14,483,000       11.5%    >      10,109,664   >        8.0%     >    12,637,080   >   10.0%
                                                                  ---                 --                --                ---
               Community Bank            8,124,000       14.0%    >       4,652,450   >        8.0%     >     5,815,563   >   10.0%
                                                                  ---                 --                --                ---
Tier I Capital (to Risk Weighted Assets)

           Consolidated                $62,787,000       11.9%    >     $21,152,552   >        4.0%
                                                                  ---                 --
               Lincoln Bank             40,706,000       11.0%    >      14,768,387   >        4.0%     >   $22,152,581   >    6.0%
                                                                  ---                 --                --                ---
               Cabarrus Bank            12,900,000       10.2%    >       5,054,832   >        4.0%     >     7,582,248   >    6.0%
                                                                  ---                 --                --                ---
               Community Bank            7,397,000       12.7%    >       2,326,225   >        4.0%     >     3,489,338   >    6.0%
                                                                  ---                 --                --                ---
Tier I Capital (to Average Assets)

           Consolidated                $62,787,000        8.3%    >     $30,136,600   >        4.0%
                                                                  ---                 --
               Lincoln Bank             40,706,000        8.4%    >      19,308,360   >        4.0%     >   $24,135,450   >    5.0%
                                                                  ---                 --                --                ---
               Cabarrus Bank            12,900,000        7.7%    >       6,666,680   >        4.0%     >     8,333,350   >    5.0%
                                                                  ---                 --                --                ---
               Community Bank            7,397,000        6.6%    >       4,470,080   >        4.0%     >     5,587,600   >    5.0%
                                                                  ---                 --                --                ---

As of December 31, 1998:

Total Capital (to Risk Weighted Assets)

           Consolidated                $61,098,000       12.8%    >     $38,145,000   >        8.0%
                                                                  ---                 --
               Lincoln Bank             37,175,000       11.8%    >      25,195,000   >        8.0%     >   $31,493,000   >   10.0%
                                                                  ---                 --                --                ---
               Cabarrus Bank            12,614,000       10.7%    >       9,429,000   >        8.0%     >    11,786,000   >   10.0%
                                                                  ---                 --                --                ---
               Community Bank            7,326,000       13.0%    >       4,493,000   >        8.0%     >     5,616,000   >   10.0%
                                                                  ---                 --                --                ---
Tier I Capital (to Risk Weighted Assets)
           Consolidated                $55,128,000       11.6%    >     $19,072,000   >        4.0%
                                                                  ---                 --
               Lincoln Bank             33,235,000       10.6%    >      12,597,000   >        4.0%     >   $18,896,000   >    6.0%
                                                                  ---                 --                --                ---
               Cabarrus Bank            11,138,000        9.5%    >       4,714,000   >        4.0%     >     7,072,000   >    6.0%
                                                                  ---                 --                --                ---
               Community Bank            6,623,000       11.8%    >       2,247,000   >        4.0%     >     3,370,000   >    6.0%
                                                                  ---                 --                --                ---
Tier I Capital (to Average Assets)
           Consolidated                $55,128,000        8.3%    >     $26,553,000   >        4.0%
                                                                  ---                 --
               Lincoln Bank             33,235,000        7.6%    >      17,606,000   >        4.0%     >   $22,007,000   >    5.0%
                                                                  ---                 --                --                ---
               Cabarrus Bank            11,138,000        7.0%    >       6,345,000   >        4.0%     >     7,932,000   >    5.0%
                                                                  ---                 --                --                ---
               Community Bank            6,623,000        6.5%    >       4,058,000   >        4.0%     >     5,072,000   >    5.0%
                                                                  ---                 --                --                ---



         13.  Commitments And Contingent Liabilities

                  In the normal course of business there are various commitments and contingent liabilities outstanding which are not reflected in the accompanying consolidated financial statements. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contract amount of these transactions. Management does not expect any material loss as a result of these transactions. The following is a summary of commitments and contingent liabilities:

                                                                                       December 31,
                                                                             1999                     1998
                                                                      --------------------------------------------
Commitments for additional loans                                        $143,337,000              $127,931,000
Standby letters of credit                                                  1,996,000                 1,445,000
                                                                      ===================     ====================

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

                  The fair value of commitments to extend credit is considered to approximate carrying value, since the large majority of these would result in loans that have variable rates and/or relatively short terms to maturity. For other commitments, generally of a short-term nature the carrying value is considered to be a reasonable estimate of fair value.

                  Minimum operating lease payments due in each of the five years subsequent to December 31, 1999 are as follows: 2000, $717,000; 2001, $698,000; 2002, $654,000; 2003, $427,000; 2004, $379,000 and subsequent years, $1,830,000. Rental expense for all operating leases for the three years ended December 31, 1999, 1998 and 1997 was $746,000, $665,000 and $426,000, respectively.

         14.  Condensed Balance Sheet
                Parent Company Only

                                                                                       December 31,
                                                                           --------------------------------
Condensed Balance Sheet                                                        1999              1998
Assets:                                                                    --------------    --------------
      Cash on deposit with subsidiary banks                                     $527,507          $639,052
      Investment in subsidiary banks                                          64,299,935        57,597,401
      Other investments                                                        1,088,635         1,289,887
      Other assets                                                             2,385,870         5,149,521
                                                                           --------------    --------------
         Total                                                               $68,301,947       $64,675,861
                                                                           ==============    ==============
Liabilities                                                                   $2,330,705        $2,698,130
Shareholders' equity                                                          65,971,242        61,977,731
                                                                           --------------    --------------
                                                                             $68,301,947       $64,675,861
                                                                           ==============    ==============

                                                                      Years ended December 31,
                                                            --------------------------------------------------
                                                                1999              1998              1997
                                                            --------------    --------------    --------------
Condensed Results of Operations
Equity in earnings of subsidiary Banks:
      Dividends                                                $1,500,000          ---             $3,807,871
      Undistributed                                             9,364,634        $8,005,656         3,877,921
Other expense, net                                             (2,088,829)       (1,296,727)         (965,007)
                                                            --------------    --------------    --------------
Net income                                                     $8,775,805        $6,708,929        $6,720,785
                                                            ==============    ==============    ==============

Condensed Cash Flow Cash flows from operating activities:
      Net income                                               $8,775,805        $6,708,929        $6,720,785
Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
      Equity in undistributed earnings of subsidiary banks     (9,364,634)       (8,005,656)       (3,877,921)
      Decrease (Increase) in other assets                       2,842,019          (268,185)       (3,952,290)
      Settlement of merger-related claims                        ---                215,138          ---
      Increase (decrease) in liabilities                         (367,425)           87,962         1,277,295
                                                           --------------    --------------    --------------

Net cash provided by (used in) operating activities             1,885,765        (1,261,812)          167,869
                                                           --------------    --------------    --------------

Cash flows from investing activities:
      Purchase of investments                                    ---               (349,500)         (150,000)
      Proceeds from sales of investments                         ---                349,657           539,085
      Originations of loans, net                                 ---             (2,018,419)         (347,588)
                                                            --------------    --------------    --------------

Net cash provided by (used in) investing activities              ---             (2,018,262)           41,497
                                                            --------------    --------------    --------------

Cash flows from financing activities:
      Proceeds from issuance of common stock.                     394,088           506,756         5,853,403
      Dividends and fractional shares paid                     (2,285,898)       (1,657,723)       (1,331,194)
      Other,net                                                  (105,500)         (121,942)          (41,704)
                                                            --------------    --------------    --------------

Net cash provided by (used in) financing activities           (1,997,310)       (1,272,909)        4,480,505
                                                            --------------    --------------    --------------

Net increase (decrease) in cash...............                  (111,545)       (4,552,983)        4,689,871
Cash at beginning of year                                        639,052         5,192,035           502,164
                                                            --------------    --------------    --------------

Cash at end of year                                             $527,507          $639,052        $5,192,035
                                                            ==============    ==============    ==============


         15.  Merger

                  On November 7, 1999, First Charter Corporation ("FCC") and the Company entered into an Agreement and Plan of Merger, pursuant to which Carolina First will be merged into FCC and each share of the Company common stock will be converted into the right to receive 2.267 shares of FCC common stock. The merger is expected to close in the second quarter of 2000, subject to a number of conditions, including approval of regulatory authorities and the stockholders of Carolina First and FCC.

         Item 9. Changes In and Disagreement with Accountants on Accounting and Financial Disclosure

                  Not applicable

         Item 10.  Directors And Executive Officers


         DIRECTORS
         Name, Age and Year First
         Elected or Appointed as a    Positions and Offices Held With the Company and
         Director                     Business Experience During the Past Five Years
         ---------------------------- ----------------------------------------------------------------------------------
         Harold D. Alexander (64)     Mr. Alexander is the President and owner of Young & Alexander,  Inc.  (electrical
         1999                         contractor).  He is the Chairman of Community  Bank & Trust Co. and has served as a director of Community Bank & Trust Co. since 1987.

         James E. Burt, III (62)      Mr.  Burt has been  President  of the  Company  since  1990 and  Chief  Executive
         1990                         Officer of the Company  since  1998.   Mr. Burt  has  been  a director of Lincoln
                                      Bank since 1990.  Mr. Burt served as  President  and Chief  Executive  Officer of
                                      Lincoln  Bank from 1990 to 1998.  Mr. Burt has also been a director  of  Cabarrus
                                      Bank since 1992,  First  Gaston Bank of North  Carolina  since 1995 and Community
                                      Bank & Trust Co. since 1999.

         Charles A. James (53)        Mr. James  served as a director of CK Federal from 1983 to 1993 and  subsequently
         1998                         to 1998 when it was  acquired by South Trust Bank of North  Carolina.  Mr.  James is the President of Mt. Pleasant  Insurance Agency; the President of Mt. Pleasant
                                      Enterprises,  Inc., a land development  company;  director of Albemarle  Knitting
                                      Corp.; Co-owner of Mt. Pleasant Bonded Warehouse;  Partner of All Secure Storage;
                                      Partner of North  Branch  Properties,  a real estate  investment,  and Partner of
                                      Earnhardt Interchange Properties,  a real estate/land  investment.  He has served as a director of Cabarrus Bank since 1998.

         Walter H. Jones, Jr. (58)    Mr. Jones is a partner in the law firm of  Homesley,  Jones,  Gaines,  Homesley &
         1999                         Dudley;  Chairman  of the  Mooresville  Board of  Elections;  and has  served  as
                                      President of the  Mooresville  Jaycees,  and the Iredell County Bar  Association.
                                      Mr.  Jones is an  elder  of First  Presbyterian  Church  of  Mooresville.  He has
                                      served as a director Lincoln Bank since 1995.

         Samuel C. King, Jr. (52)     Mr. King has been  President  of King's  Office  Supply,  Inc.  since  1977;  and
         1989                         President of King Cain,  Inc.,  d/b/a Mail Boxes Etc.  since 1998.  He has served as a director  of Lincoln  Bank since 1983 and as Vice Chairman  of  Lincoln Bank since 1992.

         Jack L. Lutz (62)            Mr. Lutz is President of Lutz  Corporation,  d/b/a Lutz Petroleum,  Spindale,  NC
         1999                         d/b/a Lutz Leasing,  Shelby,  NC;  Co-owner of L&L Partnership  (commercial  real estate);  Owner of J.L. Rentals  (apartment  rentals);  and President of the Lutz
                                      Foundation.  Mr.  Lutz  also  serves  as a  director  of  several  petroleum  and environmental  companies.  He has been a director of  Community  Bank & Trust Co.
                                      since 1987.

         John H. Morrison, Jr. (56)   Mr. Morrison is 50%  owner of  E.L. Morrison Lumber Company.    He  has served as
         1999                         director of Cabarrus Bank since 1985.

         Harry D. Ritchie (66)        Mr.  Ritchie is  retired.  He has been the owner of Ritchie  Brothers  Dairy Farm
         1989                         since 1955.  He has served as a director of Lincoln Bank since 1983.

         Thomas M. Robbins (65)       Mr.  Robbins is the former  Secretary & Treasurer of Tri-City  Concrete Co., Inc.
         1999                         (ready mix concrete  sales);  former Co-owner of  Rutherfordton  Properties (real estate  rentals)  and Robbins  Leasing  (equipment  rentals).  He is  currently a member of the  Economic  Development  Commission  of  Rutherford  County.  He has
                                      served as a director of Community Bank & Trust Co. since 1987.

         L.D. Warlick, Jr. (60)       Mr.  Warlick was elected  Chairman of the Company on March 18, 1999.  Mr. Warlick
         1992                         is the  President  of Warlick  Funeral  Home,  Lincolnton,  North  Carolina.  Mr.
                                      Warlick  is a past President of the Lincolnton  Rotary  Club   and   the  Lincoln
                                      County  Chapter of the American Red Cross; a past  President  of  Lincoln Medical
                                      Center Board of Directors; and is a past Chairman of the  Lincoln  County  United
                                      Way. He has served as a director of Lincoln Bank since 1983.

         Estus B. White (69)          Mr.  White is  retired.  He is the  former  owner of  White's  Office  Supply and
         1992                         Printing Co. of  Kannapolis  and Concord.  He is a former  member of the Cabarrus
                                      County Board of Education and a former  Cabarrus County  Commissioner.  He is the retired  Clerk  of  Superior  Court  for  Cabarrus  County.  He has  served  as a director of Cabarrus Bank since 1980.

         EXECUTIVE
         OFFICERS
         --------                       Positions and Offices Held With the Company and
         Names and Ages                 Business Experience During the Past Five Years
         ------------------------------ -----------------------------------------------------------------------------


         James R. Beam (59)             Mr. Beam has served as an  executive  officer of Lincoln Bank since 1984 and as President and Chief Executive Officer since 1998.

         Stephen S. Robinson (51)       Mr.  Robinson has served as Executive  Vice  President of Lincoln Bank since
                                        1992 and as a Senior Vice President from 1986 to 1992.

         Ronald D. Smith (52)           Mr.  Smith has served as an  executive  officer of Cabarrus  Bank since 1992 and as President and Chief Executive Officer since 1994.

         Jan H. Hollar (44)             Ms. Hollar has served as a Senior Vice President,  Chief Financial  Officer,
                                        Treasurer  and  Secretary  of the  Company  since  1999 and  served  as Vice
                                        President,  Treasurer  and  Secretary of the Company from 1990 to 1999.  Ms.
                                        Hollar also serves as a Senior Vice  President and Chief  Financial  Officer
                                        of Lincoln Bank, Cabarrus Bank and Community Bank & Trust Co.

         Joy G. Keever (63)             Ms.  Keever  has served as Vice  President-Human  Resources  of the  Company since 1996 and has served as Vice  President of  Administration  for Lincoln
                                        Bank since 1986.

         James H. Mauney (52)           Mr.  Mauney  has  served  as  Vice  President-Credit  Administration  of the
                                        Company  since  February   1996.  Mr.  Mauney  served  as  Vice   President,
                                        Construction Lending Manager,  Credit Policy Officer and Loan Review Manager
                                        of Hibernia  National  Bank,  in New Orleans,  Louisiana  from February 1988 until February 1996.


         Section 16(a) Compliance

                  The Company is required to identify each director or officer who failed to file timely with the Securities and Exchange Commission a required report relating to ownership and changes in ownership of the Company's securities. Based on material provided to the Company, the Company believes that all such filing requirements with respect to the Company's fiscal year ended December 31, 1999 were complied with.

         Item 11.  Executive Compensation

                  The following table sets forth, for each of the last three years, certain elements of compensation for each person who served as the Chief Executive Officer during fiscal year 1999 and each of the four most highly-compensated executive officers whose total annual salary and bonus exceeded $100,000 in fiscal year 1999 (collectively, the "Named Executive Officers"):


                           SUMMARY COMPENSATION TABLE
                                                                                                  SECURITIES
                                                                            OTHER ANNUAL          UNDERLYING
                NAME AND                        SALARY     BONUS (1)      COMPENSATION (2)     OPTIONS/SARs (3)
           PRINCIPAL POSITION         YEAR         $           $                 $                    #
                  ( a )              ( b )       ( c )       ( d )             ( e )                ( f )
        James E. Burt, III
        President and                 1999      $157,638       $32,824        $26,153               ---
        Chief Executive Officer,      1998       153,885        32,066         23,190               ---
        President of Lincoln Bank     1997       147,966        38,100         27,419               ---

        James R. Beam
        Chief  Executive  Officer     1999      $112,000       $11,761        $17,446               ---
        of                            1998       102,664        10,552         16,141              5,000
        Lincoln Bank (since           1997        95,163        12,960         15,597               ---
        November 1998)

        Stephen S. Robinson           1999      $106,241       $12,876        $16,317               ---
        Executive Vice President      1998       100,536        10,933         15,232               ---
        Of Lincoln Bank               1997        95,683        12,960         14,886               ---

        Ronald D. Smith
        President and Chief           1999      $107,091        $9,695        $14,699               ---
        Executive Officer of          1998       101,702        10,621         14,244               ---
        Cabarrus Bank                 1997        96,526        13,442         14,089               ---

        Jan H. Hollar                 1999       $90,000       $10,466        $12,147               3,300
        Senior   Vice   President     1998        76,352         9,211         11,103               ---
        and    Chief    Financial     1997        72,235        11,115         10,848               ---
        Officer


(1) Bonus amounts are comprised of cash payments in accordance with guidelines approved by the Company's Compensation and Benefits Committee.
(2) Amounts shown consist of the Company's contribution to the Company's Profit Sharing Plan and th e Company's contribution matching the participant's contributions to such plan, and amounts contributed by the Company pursuant to the Deferred Compensation Plan for Carolina First BancShares, Inc. and Subsidiaries on behalf of Messrs. Beam, Burt and Robinson, with respect to fees paid for attendance at meetings of the Board of Directors of Lincoln Bank.
(3) Stock options were granted pursuant to the Company's 1990 Stock Option and Stock Appreciation Rights Plan.

                            Option/SAR Grants in 1999

                                Individual Grants
                                            Percent of
                                 Number of Total
                             Securities      Options/
                             Underlying        SARs      Exercise                     Potential Realizable Value
                              Options/      Granted to    Or Base                     At Assumed Annual Rates of
                                SARs        Employees      Price       Expir-        Stock Price Appreciation for
        Name                 Granted (#)     In 1999      ($/Sh)     ation date               Option Term
                                                                                        5%                  10%
                                                                                                 ($)
               (a)               (b)           (c)          (d)          (e)           (f)                  (g)

        Jan H. Hollar           3,300          15%       $25.45       01/06/09       $64,477             $141,671

                     Aggregated Option/SAR Exercises in 1999
                       And 1999 Year-End Option/SAR Values

                  The following table shows stock option exercises by the named executive officers during 1999, including the aggregate value of gains on the date of exercise. In addition, this table includes the number of shares covered by both exercisable and non-exercisable options as of December 31, 1999. Also reported are the values for "in-the-money" options, which represent the positive spread between the exercise price of any such existing options and the year-end price of the Company's Shares.

                                                                             Number of         Value of Unexercised
                                                                             Underlying            In-the-Money
                                                                             Securities           Options/SARs at
                                                                            Unexercised         Fiscal Year End ($)
                                                                          Options/SARs at
                                                                          Fiscal Year End
                                                                                (#)
                                     Shares
                                 Acquired on       Value Realized           Exercisable/           Exercisable/
        Name                     Exercise (#)            ($)              Unexercisable(4)         Unexercisable
                 (a)                 (b)                 (c)                    (d)                     (e)

        James E. Burt, III        43,211(1)         $1,079,760(2)          36,769(3)/-0-         $987,064(3)/$-0-
        James R. Beam               3,000              $60,645               10,750/-0-            $127,331/$-0-
        Stephen S. Robinson          ---                 ---                 8,250/-0-             $256,781/$-0-
        Ronald D. Smith             4,325             $118,397               3,283/-0-             $89,872/$-0-
        Jan H. Hollar               2,250              $61,031               9,056/-0-             $155,857/$-0-

         --------------
(1) Includes 24,827 options and 18,384 SARs. The exercise of the SARs does not result in the issuance of any Shares.
(2)      Includes $418,493 relating to the exercise of the SARs.

         Meetings of the Boards of Directors and Committees and Compensation of Directors

                  During 1999, the Company's Board met ten times. Each Company director attended at least 75% of the aggregate number of meetings of the Company's Board and its committees on which he served. Each member of the Company's Board who was not an employee of the Company or its subsidiaries received $400 for each Board meeting attended.

                  The Board of Directors currently has an Executive Committee, CRA Committee, a Compensation and Benefits Committee, an Audit Committee and a Nominating Committee. The Executive Committee, which is comprised of Messrs. Warlick, Alexander, Burt, James, King and Ritchie, acts on behalf of the Board between meetings of the full Board. The Executive Committee met eight times in 1999, and each member received $200 for each committee meeting attended.

                  The CRA Committee and its representatives meet with community leaders and advocacy organizations in areas within our delineated communities. The CRA Committee solicits opinions from community leaders, community-based organizations, government agencies, political leaders, religious organizations, and concerned individuals to assist in ascertaining local credit needs and to help evaluate the effectiveness of our products, services, and marketing efforts. In addition to Mr. Warlick and Mr. Lutz, the Committee is comprised of officers and directors from each bank subsidiary. The CRA Committee met six times in 1999, and each member received $150 for each meeting attended.

                  The Compensation and Benefits Committee reviews salary administration guidelines and incentive compensation plans and also reviews the Company's administration of such plans. The Compensation and Benefits Committee, which is comprised of Messrs. Alexander, Mynatt, King, Ritchie and Warlick and Wilson, met nine times in 1999. Each member of the Compensation and Benefits Committee received $150 for each meeting attended. Mr. Wilson did not attend 75% of the meetings.

                  The Audit Committee reviews all control functions and is comprised of Messrs. King, Warlick, Robbins and White. The Audit Committee also recommends on an annual basis to the Board of Directors a public accounting firm to be engaged as independent auditors for the Company for the next fiscal year, reviews the plan for the audit engagement, and reviews financial statements, internal audit plans and reports, financial reporting procedures, and reports of regulatory authorities. The Audit Committee periodically reports to the Board of Directors. The Audit Committee met four times in 1999. Each member of the Audit Committee received $150 for each meeting attended.

                  The Nominating Committee nominates directors of the Company and the members of committees of the Board. While nominees recommended by shareholders may be considered provided that the nominations are made in accordance with the Company's Amended and Restated Articles of Incorporation, the Nominating Committee has not solicited any such recommendations. The Nominating Committee, which is comprised of Messrs. Alexander, Boger, Burt, King and Ritchie, met once in 1999, and each member received $175 for attending the meeting.

                  The Company's Second Amended and Restated Directors' Deferred Compensation Plan allows the directors of the Company to defer the compensation they earn for attendance at meetings of the Board or its various committees. Each director elects annually to either receive that year's compensation currently or to defer receipt until his death, disability or retirement as a director. The amount deferred is credited to the director's account held by Lincoln Bank's Trust Department. Several investment alternatives are available, including Shares.

         Item 12.  Security    Ownership   Of   Certain  Beneficial  Owners  And
                   Management Principal Shareholders

                  As of February 2, 2000, there were no persons known to the Company who were beneficial owners of more than 5% of the Company's outstanding Shares other than D. Mark Boyd, III. Based on the limited information available to it, the Company believes that Mr. Boyd owns approximately the number of Shares set forth in the table below. Mr. Boyd has agreed with the FDIC to cause all his Shares to be voted by a person designated by the Company's Board of Directors in proportion to the votes of all other Shares cast upon such matters.

          Name and Address                        Amount and Nature
          of Beneficial Owner                     of Beneficial Ownership      Percent of Class

          D. Mark Boyd, III                               579,905(1)                  9.65%
          P.O. Box 399
          Lincolnton, North Carolina 28093
         ----------------------------

                  (1) In addition to the Shares that Mr. Boyd owns beneficially, the Company believes certain of his family members own approximately 109,303 additional Shares which, together with Mr. Boyd's Shares, represent approximately 11.59% of the total Shares outstanding.

         Directors and Officers

                  The following table sets forth information as of February 2, 2000 regarding the beneficial ownership of Company Shares by each director, by the Named Executive Officers, and by all directors and executive officers as a group. The amounts shown are based upon information furnished by the individuals named.

                                                         Amount and Nature of Beneficial
         Name of Director and Named                                Ownership of
         Executive Officer                                 Shares (1)/Percent of Class
         Harold D. Alexander                                       53,913 (2) *

         James E. Burt, III                                        60,208 (3)
                                                                      1.05%

         Charles A. James                                           7,921*

         Walter H. Jones, Jr.                                      16,807 (4) *

         Samuel C. King, Jr.                                       29,777 (5) *

         Jack L. Lutz                                              20,755 (6) *

         Harry D. Ritchie                                          21,843 (7) *

         Thomas M. Robbins                                         20,053 (8) *

         L.D. Warlick, Jr.                                         66,001 (9)
                                                                      1.10%

         Estus B. White                                            20,713 (10) *

         James R. Beam                                             28,902 (11) *

         Stephen S. Robinson                                       37,724 (12) *

         Ronald D. Smith                                           21,590 (13) *

         Jan H. Hollar                                             17,710 (14) *

         John H. Morrison, Jr.                                     10,543 (15)*


         DIRECTORS AND EXECUTIVE                                   429,917
         OFFICERS AS A GROUP                                       7.07%
         (14 PERSONS)

         *Less than one percent of outstanding Shares.

(1) Information relating to beneficial ownership of Shares is based upon "beneficial ownership" concepts set forth in rules of the Securities and Exchange Commission ("SEC") under
                  Section 13(d) of the Securities and Exchange Act of 1934. Under such rules a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power", which includes the power to vote or direct the voting of such security, or "investment power," which includes the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he may disclaim beneficial interest.
(2)               Includes   5,758  Shares  held by a  corporation  of which Mr.
                  Alexander is President and owner, and 10,462 Shares held by his wife, as to which Shares Mr. Alexander may be deemed to share voting and investment power.
(3) Includes 4,386 Shares owned by Mr. Burt's wife, as to which Shares Mr. Burt may be deemed to share voting and investment power.
(4) Includes 56 shares owned jointly with his wife, and 11,976 Shares held by Mr.Jones wife in her own name, as to which Mr. Jones may be deemed to share voting and investment power.
(5) Includes 939 Shares held by a corporation of which Mr. King is President and principal shareholder, 2,632 Shares owned jointly with his wife and 10,698 Shares held by Mr. King's wife and family members, as to which Shares Mr. King may be deemed to share voting and investment power.
(6) Includes 3,839 Shares held by Mr. Lutz's wife, as to which Shares Mr. Lutz may be deemed to share voting and investment power.
(7) Includes 8,522 Shares owned jointly with Mr. Ritchie's wife, and 240 shares held by Mr. Ritchie's wife, as to which Shares Mr. Ritchie may be deemed to share voting and investment power.
(8) Includes 6,671 Shares owned jointly with Mr. Robbins' wife and 1,933 Shares held by Mr. Robbins' wife and family members, as to which Shares Mr. Robbins may be deemed to share voting and investment power.
(9)               Includes  4,519  Shares  held by a  corporation  of which  Mr.
                  Warlick is a director and President, and 15,007 Shares held by Mr. Warlick's wife and family members, as to which Shares Mr. Warlick may be deemed to share voting and investment power.
(10) Includes 10,149 Shares owned jointly with Mr. White's wife, as to which Shares Mr. White may be deemed to share voting and investment power.
(11) Includes 4,500 Shares which could be purchased within 60 days pursuant to the exercise of stock options.
(12) Includes 2,568 Shares held by Mr. Robinson's wife and family members, as to which Shares Mr. Robinson may be deemed to share voting and investment power.
(13) Includes 127 Shares held by Mr. Smith's wife, as to which Shares Mr. Smith may be deemed to share voting and investment power.
(14) Includes 1,457 Shares held by Ms. Hollar's family members, as to which Shares Ms. Hollar may be deemed to share voting and investment power.
(15) Includes 1,540 Shares held by a company of which Mr. Morrison is Co-owner, as to which Shares Mr. Morrison may be deemed to share voting and investment power.

         Changes in Control

                  On November 7, 1999, First Charter Corporation ("FCC") and the Company entered into an Agreement and Plan of Merger, pursuant to which Carolina First will be merged into FCC and each share of the Company common stock will be converted into the right to receive 2.267 shares of FCC common stock. The merger is expected to close in the second quarter of 2000, subject to a number of conditions, including approval of regulatory authorities and by the stockholders of Carolina First and FCC.

         Employment Agreements

                  As of September 23, 1999, the Company entered into a new employment contract with James E. Burt, III. The contract provides that Mr. Burt shall remain employed by the Company through January 31, 2001, unless sooner terminated under the terms thereof.

                   The employment contract may be terminated by the Company for cause, or by reason of Mr. Burt's permanent disability. In the event his employment is terminated without cause by the Company prior to January 31, 2001, the Company shall continue to pay Mr. Burt's annual salary and provide certain benefits (except for the annual bonus) until January 31, 2001 or pay him 12 months pay, whichever is the greater, as severance pay.

                  In the event the Company experiences a "change in control," as defined in the employment contract, Mr. Burt shall receive a lump-sum payment equal to his annual salary and maximum bonus potential for the year in which the change in control occurs (in addition to his regular compensation if he remains in the Company's employ after the change in control). If Mr. Burt's employment is terminated after a change in control, he will be entitled to receive various benefits and compensation for the remainder of the term of the employment agreement. All of Mr. Burt's deferred compensation will become immediately vested upon a change in control

                  As of December 31, 1996, the Company also entered into a Deferred Compensation Agreement with Mr. Burt that replaced a similar agreement dated July 2, 1992. This agreement provides that if Mr. Burt retires from the Company at age 62, or if his employment is terminated without cause upon, or within 12 months of, a change in control involving the Company, Mr. Burt shall receive certain payments for up to 120 months.

                  As of November 10, 1998, Lincoln Bank entered into an employment contract with Stephen S. Robinson, Executive Vice President of Lincoln Bank. The contract provides that Mr. Robinson shall remain employed by Lincoln Bank as an Executive Vice President through December 31, 2003, unless sooner terminated under the terms thereof. Either party may terminate the employment contract for cause or with proper notification. In the event Mr. Robinson is terminated without cause by Lincoln Bank prior to the expiration date of the contract, he is entitled to continue to receive his salary for a period of 24 months following the date of termination, as severance pay. In the event that Lincoln Bank experiences a "change in control," as defined in the contract, Mr. Robinson is entitled to receive various benefits and compensation.

                  As of October 21, 1996, Cabarrus Bank entered into an employment contract with Ronald D. Smith, the President and Chief Executive Officer of Cabarrus Bank. The contract provides that Mr. Smith shall remain employed by Cabarrus Bank through October 21, 2002, unless sooner terminated under the terms thereof. Either party may terminate the employment contract for cause or with proper notification. In the event Mr. Smith is terminated without cause by Cabarrus Bank prior to the expiration date of the contract; he is entitled to continue to receive his salary for a period of 12 months following the date of termination, as severance pay. In the event that Cabarrus Bank experiences a "change in control," as defined in the contract, and Mr. Smith is terminated, without cause, within 36 months of the change in control, he will be entitled to entitled to receive various benefits and compensation. As of February 18, 1993, Cabarrus Bank also entered into a Deferred Compensation Agreement with Mr. Smith. This agreement provides that if Mr. Smith retires from the Company at age 65, Mr. Smith shall receive certain payments for up to 120 months.

                  In connection with the Company's acquisition of Community Bank & Trust Co., that bank entered into an employment agreement dated as of June 4, 1998, with Ronnie D. Blanton, which became effective on December 23, 1998 when the acquisition was completed. The contract provides that Mr. Blanton shall remain employed by Community Bank & Trust Co. through December 23, 2001, unless sooner terminated under the terms thereof. The contract provides for the payment of certain transition bonuses in connection with the acquisition of Community Bank & Trust Co., in addition to Mr. Blanton's salary and other benefits. Either party may terminate the employment contract for cause or with proper notification. In the event Mr. Blanton is terminated without cause by Community Bank & Trust Co. prior to January 31, 2002, he is entitled to receive his salary and other benefits until January 31, 2002, or 12 months' pay, whichever is the greater, as severance pay. In the event that Community Bank & Trust Co. experiences a "change in control," as defined in the contract, and Mr. Blanton is terminated, without cause, within 36 months of a change in control, he will be entitled to receive various benefits and compensation.

                  As of February 18, 1999, the Company entered into an employment contract with Janet H. Hollar, the Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the Company. The contract provides that Ms. Hollar shall remain employed by the Company through December 31, 2003, unless sooner terminated under the terms thereof. The employment contract may be terminated by the Company for cause, or by reason of Ms. Hollar's permanent disability. Either party may terminate the employment contract with proper notification. In the event Ms. Hollar is terminated without cause by the Company prior to the expiration date of the contract, or if Ms. Hollar terminates the contract for cause, she is entitled to continue to receive her salary for a period of 12 months following the date of termination, as severance pay. In the event that the Company experiences a "change in control," as defined in the contract, and Ms. Hollar is terminated without cause within 36 months of change in control, she will be entitled to receive various benefits and compensation.

         Board and Executive Committee Report on Executive Compensation

                  The Compensation and Benefits Committee is composed of non-employee, independent members of the Board of Directors. It is the Committee's responsibility to review, recommend and approve changes to the Company's compensation policies and programs. It is also the Committee's responsibility to review and approve all compensation actions with respect to the Chief Executive Officer and all other officers of the Company.

                  The Company's primary objective is to maximize shareholder value over time. To accomplish this objective, the Company utilizes four primary components of executive compensation: base salary, annual incentives, long-term incentives and benefits. Each component is offered to key executives in various combinations, structured in each case to meet varying business objectives, and to cumulatively provide a level of total compensation equivalent to companies of comparable size and with similar geographical location and performance results.

                  Base salary is the largest component of executive compensation. Salaries are determined by assigning job grades based on an assessment of the level of responsibilities. For each of the 33 job grades used by the Company, a salary range is assigned utilizing an entry level, midpoint and maximum level. Officers are evaluated at least annually, and performance rating is determined by valuing performance against certain pre-determined job responsibilities and standard performance criteria. This evaluation produces a numerical rating, which is factored into a salary matrix to suggest the amount of compensation increase that the officer should receive. The salary matrix is reviewed periodically by an outside consultant who specializes in compensation plans for financial institutions. The Compensation and Benefits Committee approves the salary matrix and salary adjustments of all officers annually.

                  Base salary for Mr. Burt was increased in 2000 by 2% for his performance in 1999. This increase was less than that commensurate with a performance evaluation signifying that he exceeded the expectations of the Committee. The base salary for executive officers generally falls within the midpoint of the salary range and Mr. Burt's base pay falls in the third quartile of his salary range.

                  Annual incentives are based upon a cash incentive compensation plan for all officers. This plan is based in part on Company performance and in part on individual performance. The Compensation and Benefits Committee makes the final determination of incentive potential awards. Mr. Burt achieved 44% of his 1999 maximum potential cash incentive. Cash incentive awards for other executive officers ranged from 33%-75% of the maximum potential cash incentives.

                  Long-term incentives are comprised of incentive stock options and stock appreciation rights under the 1990 Stock Option and Stock Appreciation Rights Plan and the 1999 Long Term Incentive Plan. Mr. Burt was not granted any stock options or stock appreciation rights during 1999. Executive officers were granted options on the basis of additional duties assumed.

                  Benefits offered to executive officers are generally the same as those offered to other officers and employees. Generally, they are designed to provide assistance to the employee and/or their dependants in times of illness, disability or death. Also, the Company's retirement plan provides a portion of retirement income based on profit sharing and matching funds for a 401(k) plan.

                                                      Compensation Committee

                                                      Harold D. Alexander
                                                      Cynthia L. Mynatt
                                                      Samuel C. King, Jr.
                                                      Harry D. Ritchie
                                                      L.D. Warlick, Jr.
                                                      David A. Wilson
                  Performance Graph

                  The following graph compares the yearly percentage change in the cumulative total stockholder return on the Company's Shares, with the cumulative return on Standard & Poor's 500 Stock Index ("S&P 500") and The Carson Medlin Company's Southeastern Independent Bank Index ("Independent Bank Index").

                  The Independent Bank Index is the compilation of the total return to shareholders over the past five years of a group of 23 independent community banks located in the southeastern states of Florida, Georgia, North Carolina, South Carolina, Tennessee, and Virginia. The banks included are:

                 Name                                               City                    State
                 United Security Bancshares, Inc.                   Thomasville               AL
                 TIB Financial Corp.                                Key Largo                 FL
                 Seacoast Banking Corp.                             Stuart                    FL
                 Capital City Bank Group, Inc.                      Tallahassee               FL
                 Fidelity National Corp.                            Atlanta                   GA
                 Southwest Georgia Financial Corp.                  Moultrie                  GA
                 PAB Bankshares, Inc.                               Valdosta                  GA
                 Four Oaks Fincorp, Inc.                            Four Oaks                 NC
                 Bank of Granite Corp.                              Granite Falls             NC
                 FNB Financial Services Corp.                       Reidsville                NC
                 First Bancorp                                      Troy                      NC
                 CNB Corporation                                    Conway                    SC
                 Palmetto Bancshares, Inc.                          Laurens                   SC
                 Carolina Southern Bank                             Spartanburg               SC
                 First Pulaski National Corporation                 Pulaski                   TN
                 National Bankshares, Inc.                          Blacksburg                VA
                 FNB Corporation                                    Christiansburg            VA
                 Virginia Commonwealth Financial Corp.              Culpeper                  VA
                 American National Bankshares, Inc.                 Danville                  VA
                 Central Virginia Bankshares, Inc.                  Powharan                  VA
                 Virginia Financial Corp.                           Staunton                  VA
                 C&F Financial Corporation                          West Point                VA
                 First Century Bankshares, Inc.                     Bluefield                 WV

                                            1994       1995      1996       1997      1998       1999
                                            ----       ----      ----       ----      ----       ----
Carolina First BancShares, Inc.              100       144        233       385        403       484
Independent Bank Index-Weighted              100       122        155       235        246       222
S&P 500 Index                                100       138        169       225        290       351


         Item 13.  Certain Relationships And Related Transactions

                  Certain Company directors, officers, and principal shareholders, and their associates, were customers of, or had banking and financial transactions with, the Company of its subsidiaries in the ordinary course of business during 1999. Some of the directors of the Company or its subsidiaries are directors, officers, trustees or principal securities holders of corporations or other organizations which also were customers of, or had banking and financial transactions with, the Company or its subsidiaries in the ordinary course of business during 1999.

                  All outstanding loans and other transactions with the directors, officers and principal shareholders of the Company and its subsidiaries were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, when made, did not involve more than the normal risk of collectibility or present other unfavorable features. The aggregate amount of credit extended to directors, executive officers and principal shareholders as of December 31, 1999 was $7,721,066 or 11.7% of the Company's shareholders' equity. In addition to banking and financial transactions, the Company or its subsidiaries may have had additional transactions with, or used products or services of, various organizations of which directors of the Company and its subsidiaries are associated. The Company provided data processing and other services to First Gaston Bank of North Carolina ("First Gaston"), during 1999, for which First Gaston paid $82,571. The Company is the largest shareholder of First Gaston, and James E. Burt, III, the Company's President and Chief Executive Officer is a director of First Gaston. Except for the transactions with First Gaston, the amounts involved in such noncredit transactions have in no case been material in relation to the business of the Company, its subsidiaries or such other organizations. It is expected that the Company and its subsidiaries will continue to have similar transactions in the ordinary course of its business with such individuals and their associates in the future.

                  Mr. Jones, a directory of the Company, is a partner in the law firm of Homesley, Jones, Gaines, Homesley & Dudley, which performed certain legal services on the Company's behalf during 1999.

                  Lincoln Bank currently leases an office building in Lincolnton, North Carolina from D. Mark Boyd, III, the Company's former Charmin and Chief Executive Officer, and the holder of more than 5% of the Company's Shares, and his wife Diane Boyd. This property is leased under a five-year lease which commenced in September 1997 at a current monthly rental of $3,285.33, subject to annual adjustments as provided in the lease agreement. The Bank has the option to renew the lease for one additional five-year term. The Company believes that the terms of this lease, including the rent, are comparable to the terms available from unrelated third parties.

                                     PART IV

         Item 14.  Exhibits And Reports On Form 8-K

(a)      Financial Statements

       See the following financial statements included herein at Item 8.

o        Independent Auditors' Report
o        Consolidated Balance Sheets at December 31, 1999 and 1998
o Consolidated Statements of Income for each of the years in the three-year period ended December 31, 1999
o Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 1999
o Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1999
o        Notes to Consolidated Financial Statements

(b)      Reports on Form 8-K

                           The following reports on Form 8-K were filed by the Company during the last quarter of fiscal year ended December 31, 1999.

o On November 9, 1999, the Registrantfiled a Form 8-K announcing that First Charter Corporation and Carolina First BancShares, Inc. had entered into an Agreement and Plan of Merger, pursuant to which Carolina First will be merged into First Charter Corporation.

o On November 15, 1999, the Registrant filed a Form 8-K/A amending the 8-K filed on November 9, 1999.

(c)      Exhibits

                           The  following   Exhibits  are  attached   hereto  or
                           incorporated   by  reference   herein   (numbered  to
                           correspond to Item 601 of Regulation S-K).

                                    Exhibit No.      Description of Exhibit

                                  2.0 Agreement and Plan of Merger dated as of November 7, 1999 by and bet-ween the Registrant and First Charter Corporation.

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

                                  3.1 Amended and Restated Bylaws of the Registrant (incorporated by reference  to  Exhibit  3.2  to the
                                             Registrant's  Quarterly  Report  on
                                             Form  10-Q  for  the  period  ended
                                             September 30, 1999).

                                  4.0 Specimen of Common Stock Certificate of the Registrant (incorporated by reference to the Registrant's Registration Statement
                                             (File No 33-26861).

                                  10.0 Registrant's Second Amended and Restated Directors Deferred
                                             Compensation Plan  (incorporated by
                                             reference to Registrant's Quarterly
                                             Report on Form 10-Q for the  period
                                             ended September 30, 1999).

                                  10.1 Registrant's Profit Sharing Plan ( incorporated by reference to Registrant's Registration Statement
                                             (File No. 33-26861).

                                  10.2 Registrant's 1990 Stock Option and Stock Appreciation Rights Plan, as amended (incorporated by reference to the Registrant's Registration Statement (File No.33- 43037) dated October 1, 1991).

                                  10.3 Amendment No. 1 to the Registrant's 1990 Stock Option Plan (incor-porated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1999).

                                  10.4 Registrant's 1999 Long-Term Incentive Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.)

                                  10.5 Employment Agreement dated as of September 23, 1999, and Deferred Compensation Agreement dated as of December 31, 1996 by and between Carolina First BancShares, Inc. and James E. Burt, III (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1999).

                                  10.6 Employment Agreement dated November 10, 1998 by and between Lincoln Bank of North Carolina and Stephen
                                             S.   Robinson    (incorporated   by
                                             reference   to   the   Registrant's
                                             Annual  Report on Form 10-K for the
                                             period ended December 31, 1998).

                                  10.7 Employment Agreement dated October 21, 1996 by and between Cabarrus Bank of North Carolina and Ronald
                                             D. Smith (incorporated by reference
                                             to the  Registrant's  Annual Report
                                             on Form 10-K for the  period  ended
                                             December 31, 1998).

                                  10.8 Deferred Compensation Agreement dated as of February 18, 1993 by and between Cabarrus Bank of North Carolina and Ronald D. Smith (incorporated by reference to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1998).

                                  10.9 Employment Agreement dated as of February 18, 1999 by and between the Registrant and Janet H. Hollar, as amended (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1999).

                                  10.10 Lease Agreement dated September 1, 1997 by and between Lincoln Bank of North Carolina and D. Mark Boyd, III and Diane H. Boyd (incorporated by reference to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1998).

                                  10.11 Addendum to Lease Agreement dated October 30, 1998 by and between Lincoln Bank of North Carolina and
                                             D. Mark Boyd, III and Diane H. Boyd
                                             (incorporated  by  reference to the
                                             Registrant's  Annual Report on Form
                                             10-K for the period ended  December
                                             31, 1998).

                                  10.12 Employment Agreement dated June 4, 1998 by and between Community Bank & Trust Co. and Ronnie D. Blanton ( incorporated by reference to
                                             Exhibit  10.10 to the  Registrant's
                                             Registration  Statement on Form S-4
                                             (File No.  333-59729)dated July 23,
                                             1998).

                                  11 Statement regarding computation of earnings per share.

                                  21         List   of    subsidiaries  of  the
                                             Registrant.

                                  23         Consent of KPMG LLP.

                                  27         Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, the City of Lincolnton, State if North Carolina, on the 26th day of March, 2000

                                             CAROLINA FIRST BANCSHARES, INC.

                                             By:      \s\ L.D. Warlick, Jr.
                                             ------------------------------
                                                      L.D. Warlick, Jr.
                                                      Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signatures                             Date                         Title
Principal Executive Officers:
\s\ L.D. Warlick, Jr.                  March 23, 2000       Chairman of the
----------------------------                                Board
L.D. Warlick, Jr.

\s\ James E. Burt, III                 March 23, 2000       President, CEO,
----------------------------                                Director
James E. Burt, III

Principal Financial Officer and
Principal Accounting Officer:
\s\ Jan H. Hollar                      March 23, 2000       Sr. Vice President,
----------------------------                                CFO
Jan. H. Hollar

Directors:
\s\ Harold D. Alexander                March 23, 2000       Director
----------------------------
Harold D. Alexander

\s\ Charles A. James                   March 23, 2000       Director
----------------------------
Charles A. James

\s\ Walter Jones                       March 23, 2000       Director
----------------------------
Walter Jones

\s\ Samuel C. King, Jr.                March 23, 2000       Director
----------------------------
Samuel C. King, Jr.

\s\ Jack L. Lutz                       March 23, 2000       Director
----------------------------
Jack L. Lutz

\s\ John Morrison                      March 23, 2000       Director
----------------------------
John Morrison

\s\ Harry D. Ritchie                   March 23, 2000       Director
----------------------------
Harry D. Ritchie

\s\ Thomas M. Robbins                  March 23, 2000       Director
----------------------------
Thomas M. Robbins

\s\ Estus B. White                     March 23, 2000       Director
----------------------------
Estus B. White